Form 10-Q
period 2020-09-30
Vy Global Growth
filed 2020-11-16
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ________________ to ________________

Vy Global Growth

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39588
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Floor 4, Willow House, Cricket Square Grand Cayman, Cayman Islands	KY1-9010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 427 01 400

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, and one Warrant to acquire one-fifth Class A ordinary share	VYGG.U	The New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	VYGG	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of November 16, 2020, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VY GLOBAL GROWTH

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020

Assets
Current assets:
Cash	$13,500,000
Total current assets	13,500,000
Deferred offering costs associated with initial public offering	509,541
Total Assets	$14,009,541

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$23,625
Accrued expenses	295,450
Note payable - related party	208,220
Advance from Sponsor for private placement warrants associated with the initial public offering	13,500,000
Total current liabilities	14,027,295

Commitments and Contingencies

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding (1)	1,438
Additional paid-in capital	23,562
Accumulated deficit	(42,754)
Total shareholders' deficit	(17,754)
Total Liabilities and Shareholders' Deficit	$14,009,541

(1) This number included up to 1,875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$42,754
Net loss	$(42,754)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	14,375,000

Basic and diluted net loss per Class B ordinary share	$(0.00)

(1) This number included up to 1,875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	14,375,000	1,438	23,562	-	25,000
Net loss	-	-	-	-	-	(42,754)	(42,754)
Balance - September 30, 2020 (unaudited)	-	$-	14,375,000	$1,438	$23,562	$(42,754)	$(17,754)

(1) This number included up to 1,875,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(42,754)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Changes in operating assets and liabilities:
Accounts payable	175
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Advance from Sponsor for private placement warrants associated with the initial public offering	13,500,000
Net cash provided by financing activities	13,500,000

Net change in cash	13,500,000

Cash - beginning of the period	-
Cash - end of the period	$13,500,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$23,450
Offering costs included in accrued expenses	$295,450
Offering costs included in note payable - related party	$190,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Vy Global Growth (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus in the financial, technology and business services sectors.

As of September 30, 2020, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.3 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 6).

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months (or October 6, 2022), or 27 months (or January 6, 2023) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and capital resources

As of September 30, 2020, the Company had $13.5 million in its operating bank account, and working capital deficit of approximately $527,000.

The Company’s liquidity needs through September 30, 2020 were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 5), and an advance from the Sponsor for proceeds to purchase the Private Placement Warrants, which was later consummated on October 6, 2020. The Company fully repaid the Note on October 8, 2020.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from August 18, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 13, 2020 and October 2, 2020, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Use of estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of during the reporting period.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred offering costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income taxes

ASC Topic 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 Units, which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.3 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit will consist of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million. As of September 30, 2020, the Company received an advance from the Sponsor for the proceeds of $13.5 million, which was charged to equity upon the consummation of the Initial Public Offering on October 6, 2020.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 7 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 19, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor had agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property,

Related Party Loans

On August 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $208,000 under the Note. The Company fully repaid this Note on October 8, 2020.

As of September 30, 2020, the Company received an advance from the Sponsor for the proceeds of $13.5 million, which was charged to equity upon the consummation of the Initial Public Offering on October 6, 2020.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 7,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on October 6, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $20.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares  —  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 19, 2020, 14,375,000 Class B ordinary shares were issued and outstanding including an aggregate of up to 1,875,000 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two- thirds of the issued and outstanding Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as- converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the founding team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2020, there were no preference shares issued or outstanding.

Warrants  —  Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “— Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or such its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:   Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•	if, and only if, the last reported sales price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:   After the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Company’s repayment of the Note (Note 5), charging the $13.5M advance from Sponsor to equity (Note 4) and Initial Public Offering (Note 3), the Private Placement (Note 4), and related transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Vy Global Growth,” “our,” “us” or “we” refer to Vy Global Growth. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 18, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus in the financial, technology and business services sectors.

Our sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, we consummated our Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.3 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 6).

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months (or October 6, 2022), or 27 months (or January 6, 2023) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and capital resources

As of September 30, 2020, we had $13.5 million in our operating bank account, and working capital deficit of approximately $527,000.

Our liquidity needs through September 30, 2020 were satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from our Sponsor under the Note, and an advance from our Sponsor for proceeds to purchase the Private Placement Warrants, which was later consummated on October 6, 2020. We fully repaid the Note on October 8, 2020.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from August 18, 2020 (inception) through September 30, 2020, we had a net loss of approximately $43,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

We entered into an agreement that will provide that, commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company.

In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 7,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised the over-allotment option on October 6, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $20.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred offering costs associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net loss per ordinary share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our registration statement filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On October 6, 2020, we consummated the Initial Public Offering of 57,500,000 Units (each, a “Unit” and collectively, the “Units”), including the 7,500,000 Units as a result of the underwriters’ exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $575 million. Each Unit consisted of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Morgan Stanley & Co. LLC and Deutsche Bank Securities Inc. acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333- 248814). The Securities and Exchange Commission declared the registration statements effective on October 1, 2020.

Our Units began trading on The New York Stock Exchange under the ticker symbol “VYGG.U” on October 2, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 9,000,000 warrants to purchase Class A ordinary shares at a purchase price of $1.50 per warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment (the “Private Placement Warrants” or “Private Placement”) generating gross proceeds of $13.5 million. The Private Placement Warrants are substantially similar to the Public Warrants sold in the Initial Public Offering, except that if held by Vy Global Growth Management Co. (the “Sponsor”) or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per Class A Ordinary Share threshold is met) and (iii) subject to certain limited exceptions including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to the Private Placement Warrant Purchase Agreement and the Private Placement Warrants are governed by the Warrant Agreement.

Upon the closing of the Initial Public Offering and Private Placement, $575 million of the net proceeds of the Initial Public Offering were placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We incurred offering costs of approximately $32.3 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 16, 2020	VY GLOBAL GROWTH

	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2020

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)