Form 10-K
period 2020-12-31
Vy Global Growth
filed 2021-03-31
CIK 1822877

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Vy Global Growth

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39588
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Floor 4, Willow House, Cricket Square Grand Cayman, Cayman Islands	KY1-9010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 427 01 400

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of a warrant to acquire one Class A ordinary share	VYGG.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	VYGG	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 1, 2021, there were 10,496,353 units, par value $0.0001 per share, 47,003,647 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001 per share, and 18,400,761 warrants of the company issued and outstanding.

Certain terms

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Vy Global Growth, a Cayman Islands exempted company;

•	“founders” are to Alexander Tamas, our Chairman and Chairman of the Board, John Hering, our Chief Executive Officer and Director, Katja Lake, our Chief Financial Officer, and Daniel Schwarz, our Chief Operating Officer;

•	“founder shares” are to our Class B ordinary shares outstanding as of this Annual Report on Form 10-K and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”)

•	“Initial Public Offering” are to the company’s offering on October 6, 2020 of 57,500,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our founding team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;

•	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“sponsor” are to Vy Global Growth Management Co., a Cayman Islands limited liability company; and

•	“Vy Capital” are to Vy Capital Holding Company (Cayman) and its affiliates, an affiliate of our sponsor.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate partner business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective partner business or businesses;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective partner businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	We may not be able to consummate an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	The New York Stock Exchange (“NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.

•	We may not hold an annual general meeting until after the consummation of our initial business combination.

•	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

•	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

•	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

•	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

•	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

PART I

Item 1.	Business

Overview

We are a blank check company formed in August 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect to generate operating revenues until we consummate our initial business combination.

On August 19, 2020, our sponsor paid an aggregate for certain expenses on behalf of the company in exchange for 14,375,000 Class B ordinary shares, or approximately $0.002 per share.

On October 6, 2020, we consummated our Initial Public Offering of 57,500,000 units, which included the full exercise of the underwriters’ option to purchase an additional 7,500,000 units to cover over-allotments, with each unit consisting of one Class A ordinary share, $0.0001 par value per share, and one-fifth of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $575,000,000.

Simultaneous with the consummation of the Initial Public Offering and the issuance and sale of the units, we consummated the private placement of 9,000,000 private placement warrants at a price of $1.50 per private placement warrant, generating total proceeds of $13,500,000.

Upon the consummation of the Initial Public Offering and the private placement, a total of $575,000,000 was deposited in a U.S.-based trust account, maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the private placement amounted to approximately $32.3 million, consisting of $20.1 million of deferred underwriting costs and approximately $208,000 was used to repay to our sponsor our borrowings under the $300,000 promissory note payable and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders' rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

Investing in Technology

Technology, at the most basic level, is a tool or set of tools that enable you to do more than you could without it. The tools with the greatest impact are those that enable you to do something new or something you couldn’t do before, such as: the wheel, the printing press, a Turing machine, the internet, the mobile phone. Each of these technologies changed the trajectory of human civilization.

The rate at which these revolutionary inventions emerge is accelerating. Our perception has followed suit. Our view of technology has evolved from infrequent external influence to a discrete industry like transportation or retail to a ubiquitous force that permeates every sector. Technology has transformed not just how we design and build products and win customers, but also lowered barriers to people interested in using technology to disrupt new industries. The internet has eliminated distribution costs and lowered entry barriers, connecting the globe and empowering entrepreneurs all over the world to challenge incumbents and create new markets at a speed and scale unimaginable two decades ago.

With this global opportunity, private technology company formation has exploded. In 2011, approximately 11,000 private companies raised $67 billion in venture capital. In 2019, the number of companies who raised capital had more than doubled while funding more than quadrupled, according to PitchBook. Private valuations have increased as well. Since 2010, the number of private technology companies valued over $1 billion has increased from 18 to 428, based on PitchBook data. In 2020 to date, 65 were added, 3.6x the total number in existence in 2010. The trajectory to $1 billion is shortening as the velocity of change accelerates. Between 2005 and 2010, the median time to reach a $1 billion valuation was 8 years, among private technology companies worldwide. For the companies who achieved this milestone after 2014, the median time was 3 years.

Private and public investor demand for technology assets remains robust. However, only 192 technology companies with market capitalizations in excess of $1 billion have gone public since 2010, according to Dealogic. Compared to the rate at which $1 billion private technology companies are emerging, IPOs have not kept pace. Despite public investor demand, late-stage technology companies are staying private longer, supported by venture capital. According to data published by Prof. Ritter, the median age of a technology company at IPO increased from five to ten years between 1999 and 2019. Over the same period, the median market capitalization at IPO increased from $493 million to $2.3 billion.

The availability of private capital from an expanding set of investors and greater maturity in secondary markets have enhanced funding alternatives and alleviated employee liquidity pressure. The time commitment and disclosure restrictions of a traditional IPO can divert management attention and impede investor understanding of a company’s full commercial potential. The need for companies to return existing shareholder capital and the ongoing limitations of the traditional IPO process have created a significant opportunity for alternative public listing mechanisms.

Market Opportunity

The imbalance between public market demand for high growth technology assets and the rate at which the traditional IPO process supplies investable opportunities creates favorable conditions for our acquisition company and the unique expertise we offer. The vast majority of these late-stage private companies value and seek the benefits of publicly-traded shares. They want to provide liquidity to reward and retain their existing employees while improving their ability to attract new talent. They desire the greater financial flexibility afforded by increasing the funding options to support their long-term strategy and operations, including the ability to use their stock to compete for acquisitions against larger incumbents. They also want to enable their existing investors to redeploy capital to fund the next generation of founders building category-defining companies. The impact of a public listing extends beyond a company, its employees, and private institutional investors. Technology IPOs enable individual investors to participate and share in the upside in the sector that has been, and we believe, will continue to be the largest driver of economic growth worldwide for decades to come.

Between 2010 and 2020, the technology sector outperformed the broader S&P 500 by 7% per year with a cumulative difference of 232%. The global pandemic has underscored the scale and length of this multi-decade secular growth story. Since the market lows near the beginning of the pandemic in March 2020, technology companies in the S&P 500 have outperformed the broader index by 11%, representing $2.9 trillion in market value. With our financial, strategic and operational support, we believe many of the scaled private technology companies could successfully access these public market benefits today. Our special purpose acquisition company provides the enhanced disclosure, timing flexibility, and stakeholder alignment to support a potential target in their transition to a public company. Combined with our global investor and operator experience within the technology sector, we believe the opportunity for these companies to work alongside our team and board members will be transformative.

Our Management Team

Our management team consists of Alexander Tamas, our Chairman, John Hering, our Chief Executive Officer, Daniel Schwarz, our Chief Operating Officer, and Katja Lake, our Chief Financial Officer. They are supported by the Vy Capital investment team, the broader Vy Capital organization, and our independent directors, as further described below.

Alexander Tamas serves as our Chairman and Chairman of our board of directors. Mr. Tamas, a German citizen, worked in the technology mergers and acquisitions group at Goldman Sachs in London before joining DST as Partner in 2008. At DST, he personally led and sourced some of the most important technology investments of that time, including leading early primary investments in Facebook, Airbnb, Spotify, Twitter, JD.com, Alibaba, Xiaomi and Zalando. He also helped to consolidate the Russian Internet sector around Mail.ru as its Managing Director and took the company public in 2010.

After leaving DST, Mr. Tamas founded Vy Capital with a vision of building a technology investment venture capital firm designed to invest in some of the world’s leading companies and own them for decades. Mr. Tamas is also the founder of numerous companies and initiatives, such as the venture-backed data science company, Synaptic, the Alexander Tamas Fellowship at the Future of Humanity Institute at Oxford, a neuroscience research institute at Imperial College, and, together with Mr. Hering, Mr. Tamas helped to form a biosafety initiative in partnership with UCSF and CZ BioHub.

John Hering serves as our Chief Executive Officer and on our board of directors. Mr. Hering is also a founding Partner at Vy Capital. Mr. Hering has spent his entire career as a technology founder, entrepreneur, and investor. He co-founded Lookout, a leading global cybersecurity company. Lookout protects over 175 million devices globally and works with many of the largest organizations in the world including the US Department of Defense and the New Zealand Defense Force. Lookout is backed by over $350 million in venture capital from investors including Andreessen Horowitz, Blackrock, T. Rowe Price, Goldman Sachs, Morgan Stanley, and Qualcomm. Mr. Hering served as the company’s Chief Executive Officer until March 2014, and he currently serves as a Co-Founder and Executive Director.

Mr. Hering also co-founded Coalition, a leading global cybersecurity insurance company. Partnered with leading global insurer Swiss Re Corporate Solutions, Coalition is the leading provider of cyber insurance and security, combining comprehensive insurance and proactive cybersecurity tools to help businesses manage and mitigate cyber risk. Coalition is backed by over $100 million in venture capital from leading investors including Hillhouse Capital, Ribbit Capital, and Vy Capital.

Mr. Hering is a prolific technologist and has co-authored 43 patents primarily in the fields of Cybersecurity, cloud, and mobile technologies. Mr. Hering studied Public Policy, Planning, and Development at the University of Southern California.

Our management team also includes Daniel Schwarz, our Chief Operating Officer, and Katja Lake, our Chief Financial Officer. Mr. Schwarz is the Chief Operating Officer and Director of Vy Capital. Prior to Vy Capital, Mr. Schwarz was a Director and investment advisor at UBS and served as the Head of Asset Management and member of the Asset Allocation Committee for a multi-billion private client bank. Mr. Schwarz started his career at Goldman Sachs. Mrs. Lake is the Chief Financial Officer and the Head of Investor Relations at Vy Capital. Prior to Vy Capital, Mrs. Lake was previously a Vice President at Deutsche Bank where she had served for over 20 years. During her tenure at Deutsche Bank, she held various senior fund structuring roles for private bank, international wealth management and institutional clients.

Our Investment and Operations Team

Vy Capital's investment and operations team is led by the management team and includes the following key team members:

Vamsi Duvvuri is a Managing Director at Vy Capital and is the head of Vy Capital’s emerging market investments. He is currently a board observer at top growth-stage companies including Zomato, Upgrade and Urban Company. Prior to joining Vy Capital in 2013, Mr. Duvvuri worked as an equity research analyst at Religare Capital. Mr. Duvvuri received his BTech degree in Computer Science and Engineering from Indian Institute of Technology, Kanpur and his MBA from Indian Institute of Management, Ahmedabad.

James Burgess is the Chief Technology Officer of Vy Capital and is responsible for information technology, cybersecurity, and technical diligence. He has spent the past 20 years as an entrepreneur and technologist, overseeing operational and engineering roles in the cloud, mobile, and security spaces. Prior to Vy Capital, Mr. Burgess was the co-founder and CIO of Lookout, a leading cybersecurity company protecting data, privacy, and mobile devices. At Lookout, Mr. Burgess was responsible for global infrastructure, technical operations, information security, data engineering, and corporate IT. His cybersecurity work has been recognized at top industry conferences including DEF CON and Black Hat, and he has co-authored over 25 patents in the field. Mr. Burgess graduated from the University of Southern California with a B.A. in Social Sciences, emphasis Economics.

Pablo Mendoza is a Vice President at Vy Capital. Prior to Vy Capital, Mr. Mendoza worked at Goldman Sachs’ investment banking division where he executed multiple cross-border M&A transactions. Pablo is a graduate of Columbia University, double majoring in Latin American Studies and Business Management.

Our Sponsorship Team

Vy Capital

Vy Capital is a global technology investment company with over $2 billion in assets under management. Co-founded by Alexander Tamas and John Hering, Vy Capital takes a fundamentally long term approach partnering with technology founders across the globe to build category defining companies that have the potential to meaningfully impact humanity. Vy Capital makes a small number of concentrated investments in pioneering technology companies and manages capital primarily on behalf of its founders and limited partners. Vy Capital has advisory offices in San Francisco and Dubai.

Moore Capital

Moore Capital Management, LP (“MCM”) is a private investment firm with offices in New York, London and Hong Kong. A hedge fund industry pioneer, MCM was founded in 1989 by Louis Moore Bacon, who serves as MCM’s Chairman and Chief Executive Officer. MCM’s multi-manager platform invests the private capital of MCM’s principals, with MCM having returned client assets from its multi-asset hedge funds at the beginning of 2020. MCM’s portfolio management teams invest in all sectors of global markets, including equities, foreign exchange, interest rates, credit, and commodities. Moore Strategic Ventures, LLC, Mr. Bacon’s private equity and special opportunities vehicle, invests in businesses and managed funds worldwide, including funds managed by Vy Capital.

Business Strategy

Our strategy is to identify and complete a business combination where we can apply our unique global operational and investment expertise in order to create value for our shareholders over time. We believe our prior investing and operating experience, alongside our deep network of founder relationships will allow us to identify a wide range of attractive combination opportunities. We seek to use our capital to empower founders, executives and management teams to build category defining businesses that will stand the test of time.

Vy Capital’s core philosophy and investment strategy is defined by the following objectives:

•	We understand the power of technology: We have founded, invested in and scaled technology companies to valuations in the billions. The founders with whom we have partnered value our technical expertise, particularly in cybersecurity, in addition to our operating and strategic advice.

•	We look for businesses that are founder-led with a long-term vision: We are founders at heart, and believe that a vision-driven founder mentality and commitment to building for the long-term are critical to business success. We believe that category-defining companies address large markets where sustainable competitive advantages can drive long-term growth and value creation. We aim to maximize our returns and capture value by investing for the long term, and viewing opportunities with a multi-decade time horizon.

•	We are deeply involved in the strategic and operational aspects of businesses: Our track record in founding, investing, scaling, and operating successful businesses provides our team with invaluable experience. We have applied this expertise in several of our prior investments and have realized successful outcomes as a result. Examples of our strategic and operational involvement include the hiring of senior management and software engineering teams, the build out of data science platforms, advising on mergers and acquisitions, IPO processes, commercial rollout strategies, new market assessments, product features and ideas, and the orchestration of large private capital raises in addition to our own investments.

•	We believe in the human element of business: We invest heavily in long-term relationships that are built on personal connection and trust. Our proprietary deal sourcing has been enabled by authentic relationships established well before any transaction. Additionally, our partnerships with management teams enable us to become long-standing advisors for the businesses in which we invest. Our portfolio company email addresses, company ID badges, and access to internal data systems reflect the trust we have built with founders and teams.

•	We are selective and have unique access: We have led fundraising rounds in the vast majority of our past investments at Vy Capital and avoid competitive processes. We believe this philosophy, combined with our expertise, maximizes returns for our investors, and drives us to pursue opportunities that are unique and proprietary. With the increase in available capital, we recognize the value of mutual selectivity, and focus on partnering with founders who share our vision, long-term orientation and value our network and expertise.

•	We are driven and empowered by data: As part of our investment process, we employ a data-driven approach to vet and underwrite businesses. We incubated and commercialized our own proprietary data analytics platform, Synaptic, to assess the performance of businesses from the outside in utilizing over 5 billion unique data points every month. This platform enables us to derive key insights about a potential investment before ever meeting the company and is currently utilized by a number of world-class investment firms.

We plan to consider companies in a variety of sectors but are guided by the tenets of our philosophy as articulated above.

Following the initial business combination, we expect to collaborate with management on a number of initiatives, including, but not limited to, navigating the public markets, mergers and acquisitions, capital allocation decisions, talent acquisition, and broadening their network of potential partners and customers. We believe our track record of strategic and operational success as well as our support of management teams will make us a partner of choice for a category-defining business.

Our Value Add

We believe our founder mentality, our vast experience as entrepreneurs and operators at scale, our global operational and strategic expertise, and our investing acumen give us an advantage to attract a category-defining technology company for a business combination and help it achieve substantial long-term growth.

• Founder mindset:   We don’t just know founders, we are founders. We believe that this mentality enables us to build strong and lasting relationships with operators and enables us to provide differentiated advice for our partners.

• Long-term commitment:   We invest in businesses that have long-term potential and an opportunity to define an industry. We are therefore committed to providing advice and expertise that has the long-term success of a business in mind rather than optimizing solely for quarterly performance. We believe that this will be valuable as we collaborate with management teams following our initial business combination.

• Inherently global:   We have built, operated, and invested in firms across the globe, including in the United States, Asia, and Europe. We apply lessons learned from an investment in one geography across all others with a globally distributed team designed to meet entrepreneurs where they live. We believe our global approach is instrumental in supporting our initial business combination.

• Strategic, operational, and capital advice:   We have a strong track record of building and scaling businesses. Our success in these companies has been predicated on our ability to provide strong strategic, operational, and capital advice. We believe this balanced approach allows us to provide a broad range of value to businesses that we partner with.

• Proprietary deal sourcing:   We believe that the lessons we have learned through our proprietary deal sourcing process can be applied to enable and empower businesses. We seek to evaluate opportunities where we can apply this expertise and knowledge in order to drive value.

Acquisition Criteria

Consistent with our investment philosophy and strategy, we plan to identify high-quality businesses run by exceptional management teams driving category defining market opportunities. We expect to be guided by the objectives outlined above in evaluating opportunities, but we may decide to complete our initial business combination with a target business that does not meet some or all of these criteria.

The criteria set forth above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management and our investment team may deem relevant.

Our Forward Purchase Agreement and Committed Capital

We believe our ability to complete our initial business combination will be enhanced by the certainty we bring by entering into a forward purchase agreement with each of the forward purchase investors pursuant to which the forward purchase investors have agreed to purchase, in the aggregate, up to $100,000,000 of forward purchase units. Each forward purchase unit will consist of one Class A ordinary share, or a forward purchase share, and one-fifth of one warrant to purchase on Class A ordinary share, or a forward purchase warrant, at a purchase price of $10.00 per unit, and will be sold in a private placement concurrently with the closing of our initial business combination.

The terms of the forward purchase shares and forward purchase warrants, respectively, will generally be identical to the terms of the shares of Class A common stock and the redeemable warrants included in the units publicly issued, except that the forward purchase shares will have certain registration rights, as described herein.

We believe our committed capital will make us more attractive to a potential business combination target.

Initial Business Combination

The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% but more of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. We will complete our initial business combination only if the post-business combination company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the partner or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, provided that in the event that the business combination involves more than one partner business, the 80% be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a partner business or businesses, our board may be unable to do so if our board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may pursue an initial business combination opportunity jointly with our sponsor, Vy Capital or one or more of its affiliates and/or investors in Vy Capital, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities (other than the forward purchase securities) would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary such that our sponsor and its permitted transferees, if any, would retain its aggregate percentage ownership at 20%, on an as-converted basis, of the sum of the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans, unless the holders of a majority of the then outstanding Class B ordinary agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Neither our sponsor nor Vy Capital nor any of their respective affiliates, have an obligation to make any such investment.

We currently anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons including an Affiliated Joint Acquisition, as described above, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our sponsor has indicated an interest to purchase up to an aggregate of 10,000,000 of our Class A ordinary shares (for $10.00 per share or $100,000,000 in the aggregate) in a private placement that would occur concurrently with the consummation of our initial business combination. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. We are not under any obligation to sell any such shares. Such investment would be made on terms and conditions determined at the time of the business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Vy Capital, our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Vy Capital, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Affiliates of Vy Capital and members of our board of directors will directly or indirectly own founder shares and private placement warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Vy Capital may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our initial business combination. These Vy Capital investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Vy Capital and certain companies in which Vy Capital or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any Vy Capital funds or other investment vehicles), then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Vy Capital or our founders may be suitable for both us and a current or future Vy Capital fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Vy Capital, our founders or any members of our board of directors who are also employed by Vy Capital or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Vy Capital.

In addition, our founders, officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Vy Capital. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Vy Capital (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Vy Capital and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Unlike some other similarly structured special purpose acquisition companies, the requirement that we complete our initial business combination within 24 months from the closing of the Initial Public Offering will be automatically extended to 27 months if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Corporate Information

We currently maintain our executive offices at Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report on Form 10-K.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to partner businesses. As an existing public company, we offer a partner business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the partner business may, for example, exchange their capital stock, shares or other equity interests in the partner business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partner businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the partner business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the partner business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions.

Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our founding team’s backgrounds will make us an attractive business partner, some potential partner businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination initially in the amount of $554,875,000, after payment of the estimated expenses of the Initial Public Offering and $20,125,000 of deferred underwriting, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placements warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the partner business with which we may ultimately complete our initial business combination.

Although our founding team will assess the risks inherent in a particular partner business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a partner business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partner business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Partner Businesses

Our process of identifying acquisition partners will leverage our founding team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus related to our Initial Public Offering or this Annual Report on Form 10-K and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our founding team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our founding team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination partner in connection with a contemplated acquisition of such partner by us. We pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. In addition, existing and future funds managed by Vy Capital and their respective portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. See “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

Evaluation of a Partner Business and Structuring of Our Initial Business Combination

In evaluating a prospective partner business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular partner, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a partner business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partner business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our founding team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partner’s Management Team

Although we intend to closely scrutinize the management of a prospective partner business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the partner business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our founding team, if any, in the partner business cannot presently be stated with any certainty. The determination as to whether any of the members of our founding team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our founding team will have significant experience or knowledge relating to the operations of the particular partner business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the partner business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of NYSE and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

•	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) to satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met or (iii) reduce the number of public warrants outstanding or vote such warrants or any matter submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer.

The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 21,562,501, or 37.5%, of the 57,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our founding team at a premium to the then- current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.

Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different partner until 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to the proceeds of the Initial Public Offering held outside the trust account and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Competition

In identifying, evaluating and selecting a partner business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger partner businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partner business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partner businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our registered Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed in August 2020 under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our founding team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our founding team or their affiliates is presented for informational purposes only. Any past experience of and performance by our founding team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our founding team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a partner business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Item 1. Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you have not be provided with an opportunity to evaluate the specific merits or risks of any partner businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our sponsor and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 21,562,501, or 37.5%, of the 57,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

We may seek to enter into a business combination transaction agreement with a prospective partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective partners will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption.

If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns as a result of new variants of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and new variants are circulating. While the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares and warrants are listed on NYSE. We expect to cotinute to meet the minimum initial listing standards set forth in NYSE’s listing standards, our securities may not be, or may not continue to be, listed on NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only the funds outside the trust account are available to fund our working capital requirements. We believe that, upon the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a partner business with which we combine, this diligence may not surface all material issues with a particular partner business. In addition, factors outside of the partner business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a partner business or by virtue of our obtaining post-combination debt financing.

Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed in a letter agreement with us that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

Since only holders of our founder shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter

•	addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended to be for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold. In such an instance, our sponsor and its transferees (which may include our founding team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash.

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the the Initial Public Offering, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you are unable to ascertain the merits or risks of any particular partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our founders’ area of expertise.

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering, there will be 407,625,000 and 5,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of the date of this Annual Report on Form 10-K, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined by the Internal Revenue Service (“IRS”)) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrantholder to recognize taxable income in the jurisdiction in which the shareholder or warrantholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrantholders to pay such taxes. Shareholders or warrantholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Past performance by Vy Capital, including our management team, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Vy Capital is presented for informational purposes only. Any past experience and performance of Vy Capital or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Vy Capital or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Vy Capital. None of our sponsor, officers, directors or Vy Capital has had experience with a blank check company or special purpose acquisition company in the past.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the partner business, however, cannot presently be ascertained. Although some of our key personnel may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partner business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement to be entered into on or prior to the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report on Form 10-K entitled “Description of Securities—Registration and Shareholder Rights.”

We may have a limited ability to assess the management of a prospective partner business and, as a result, may affect our initial business combination with a partner business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including private funds under the management of Vy Capital and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. In addition, existing and future funds managed by Vy Capital and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our founders and our directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” “-Conflicts of Interest” and “-Certain Relationships and Related Party Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Vy Capital and/or one or more investors in Vy Capital funds. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Vy Capital funds.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business-Evaluation of a Partner Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of Vy Capital and/or one or more investors in Vy Capital. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

A conflict of interest may arise from the need to obtain the consent of Vy Capital, which owns a significant interest in our sponsor, to our business combination.

We may elect not to complete a business combination without the consent of Vy Capital, which owns a significant interest in our sponsor. As a consequence, interests of affiliates of our sponsor may conflict with those of the rest of our stockholders if Vy Capital does not wish to proceed with a business combination.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

On August 19, 2020 our sponsor paid $25,000, or approximately $0.002 per share, to cover for certain offering costs in consideration for 14,375,000 founder shares. Subsequently, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased, pursuant to a written agreement, 9,000,000 private placement, at a purchase price of $13,500,000, in a private placement that closed simultaneously with the Initial Public Offering. If we do not consummate an initial business within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the Initial Public Offering, or 27-month anniversary of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the private placement warrants will provide us with $554,875,000 that we may use to complete our initial business combination (after taking into account the $20,125,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of the Initial Public Offering).

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective partners, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our founding team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our founding team will not be able to maintain control of the partner business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our founding team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the Initial Public Offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the Initial Public Offering, our initial shareholders will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have not or have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report on Form 10-K, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a partner business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our founding team and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securites—Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Warrants-Public Warrants-Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued public warrants to purchase 11,500,000 Class A ordinary shares as part of the units offered and, simultaneously with the Initial Public Offering, we have issued in a private placement 9,000,000 private placement warrants at $1.50 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities—Warrants-Public Warrants-Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes- Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of this Annual Report on Form 10-K captioned “Description of Securities—Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Campbells, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our founding team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our founding team.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our founding team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a partner company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partner a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters, pandemics and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our founding team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our founding team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive partner business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that partner business to become profitable.

Exchange rate fluctuations and currency policies may cause a partner business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. partner, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any partner business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a partner business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination partner.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, class A ordinary shares and warrants are traded on the New York Stock Exchange under the symbols “VYGG.U,” “VYGG” and “VYGG.W,” respectively. Our units commenced public trading on October 6, 2020. Our Class A ordinary shares and warrants began separate trading on November 20, 2020.

(b) Holders

On December 31, 2020, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 7 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the closing of the Initial Public Offering, our sponsor purchased 9,000,000 private placement warrants at a price of $1.50 per private placement warrant, generating proceeds of $13.5 million. Private placement warrants are substantially similar to the public warrants, except that if held by the sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the public warrants are called for redemption and a certain price per Class A ordinary share threshold is met) and (iii) subject to certain limited exceptions including the Class A ordinary shares issuable upon exercise of the private placement warrants, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the private placement warrants are held by holders other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by holders on the same basis as the public warrants. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering costs of approximately $32.2 million (including underwriting commissions of approximately $11.2 million and deferred underwriting commissions of approximately $20.1 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our sponsor and its affiliate had loaned us an aggregate of approximately $208,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. On October 8, 2020, we repaid the note in full to the sponsor.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $20.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $575,000,000 million of the net proceeds from our Initial Public Offering and private placement warrants) was placed in the trust account. As of the date of this Annual Report on Form 10-K, we had $916,525 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “company,” “Vy Global Growth,” “our,” “us,” or “we” refer to Vy Global Growth. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on August 18, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement units, our shares, debt or a combination of cash, equity and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statements for the Initial Public Offering became effective on October 1, 2020. On October 6, 2020, we consummated the Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million.

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from August 18, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from August 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $286,000, which consisted of approximately $398,000 of general and administrative expenses, including $30,000 of general and administrative expenses with related party, offset by approximately $112,000 of interest on the investments held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2020, we had approximately $0.9 million in cash and working capital of approximately $0.9 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $208,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 8, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. At December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of December 31, 2020, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On August 19, 2020, we issued 14,375,000 Class B ordinary shares to our Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. The Sponsor had agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if we consummate a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in Note 7 to the financial statements contained herein, and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On August 19, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $208,000 under the Note, and then fully repaid the Note on October 8, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2020, we had no borrowings under the Working Capital Loans.

Other Related Party Transactions

As of December 31, 2020, the Company has a balance due to parties affiliated with our Sponsor, directors and officers of the Company of $224,750. The amounts owed are attributable to reimbursable expenses related to the Initial Public Offering process, along with a bill paid by a related party on the Company's behalf.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date that our securities are first listed on the NYSE, for office space, secretarial and administrative support services provided to members of the management team. Upon completion of the Initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $30,000 in these fees for the period from the effective date we were first listed on the NYSE through December 31, 2020, respectively. These amounts were accrued and included in accrued expenses on our balance sheet as of December 31, 2020.

Other Contractual Obligations

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 55,084,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On October 6, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,500,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted per share is the same as basic loss per share for the period presented.

Our statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income franchise taxes, by the weighted average number of shares of Class A ordinary shares outstanding since the initial issuance. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any significant market or interest rate risk. On October 6, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Alexander Tamas	43	Chairman and Chairman of the Board
John Hering	37	Chief Executive Officer and Director
Katja Lake	44	Chief Financial Officer
Daniel Schwarz	46	Chief Operating Officer
Hugo Barra	43	Director
Julie Herendeen	54	Director
Steve Huffman	36	Director
Sujay Jaswa	40	Director
Justin Kan	37	Director
Javier Olivan	43	Director

Our Founding Team

Alexander Tamas serves as our Chairman and Chairman of our board of directors. Mr. Tamas, a German citizen, worked in the technology mergers and acquisitions group at Goldman Sachs in London from 2006 to 2008 before joining DST as Partner in 2008. At DST, he personally led and sourced some of the most important technology investments of that time, including leading early primary investments in Facebook, Airbnb, Spotify, Twitter, JD.com, Alibaba, Xiaomi and Zalando. He also helped to consolidate the Russian Internet sector around Mail.ru as its Managing Director and took the company public in 2010.

After leaving DST in 2013, Mr. Tamas founded Vy Capital with a vision of building a technology investment venture capital firm designed to invest in some of the world’s leading companies and own them for decades. Mr. Tamas has been a Partner at Vy Capital since founding the firm in 2013. Mr. Tamas is also the founder of numerous companies and initiatives, such as the venture-backed data science company, Synaptic, the Alexander Tamas Fellowship at the Future of Humanity Institute at Oxford, a neuroscience research institute at Imperial College, and, together with Mr. Hering, Mr. Tamas helped to form a biosafety initiative in partnership with UCSF and CZ BioHub. Mr. Tamas was selected as our Chairman and to chair our board of directors because of his experience investing in and advising some of the most successful technology companies founded in the past two decades.

John Hering serves as our Chief Executive Officer and on our board of directors. Mr. Hering is also a founding Partner at Vy Capital, where he has been a Partner since 2015. Mr. Hering has spent his entire career as a technology founder, entrepreneur, and investor. He co-founded Lookout, a leading global cybersecurity company, in 2007. Lookout protects over 175 million devices globally and works with many of the largest organizations in the world including the US Department of Defense and the New Zealand Defense Force. Lookout is backed by over $350 million in venture capital from investors including Andreessen Horowitz, Blackrock, T. Rowe Price, Goldman Sachs, Morgan Stanley, and Qualcomm. Mr. Hering served as the company’s Chief Executive Officer until March 2014, and he currently serves as a Co-Founder and Executive Director.

Mr. Hering also co-founded Coalition, a leading global cybersecurity insurance company, in 2017 and currently serves as a Co-Founder and a member of the board of directors. Partnered with leading global insurer Swiss Re Corporate Solutions, Coalition is the leading provider of cyber insurance and security, combining comprehensive insurance and proactive cybersecurity tools to help businesses manage and mitigate cyber risk. Coalition is backed by over $100 million in venture capital from leading investors including Hillhouse Capital, Ribbit Capital, and Vy Capital. Mr. Hering has served on the board of directors of HackerOne since 2014 and the board of directors of Redacted, Inc., where he is also a Co-Founder, since 2015.

Mr. Hering is a prolific technologist and has co-authored 43 patents primarily in the fields of Cybersecurity, cloud, and mobile technologies. Mr. Hering studied Public Policy, Planning, and Development at the University of Southern California. Mr. Hering was selected as our Chief Executive Officer and to serve on our board of directors because of his extensive experience founding, operating, and investing in technology companies across sectors.

Daniel Schwarz serves as our Chief Operating Officer. Mr. Schwarz is the Chief Operating Officer and Director of Vy Capital since 2013. Prior to Vy Capital, Mr. Schwarz was a Director and investment advisor at UBS from 2006 to 2013 and served as the Head of Asset Management and member of the Asset Allocation Committee for a multi-billion private client bank from 1998 to 2006. Mr. Schwarz started his career at Goldman Sachs, where he traded and executed cross-asset class orders for Goldman Sachs Private Bank Zurich from 1996 to 1998. Mr. Schwarz holds graduate degrees from Kaderschule Zurich in Business Administration and Certified European Financial Analyst and Financial Asset Manager from AZEK, respectively. Mr. Schwarz was selected as our Chief Operating Officer because of his broad operational and transactional experience.

Katja Lake serves as our Chief Financial Officer. Mrs. Lake is the Chief Financial Officer and the Head of Investor Relations at Vy Capital. Prior to joining Vy Capital in 2015, Mrs. Lake was previously a Vice President at Deutsche Bank from 1995 to 2015. During her tenure at Deutsche Bank, she held various senior fund structuring roles for private bank, international wealth management and institutional clients. Mrs. Lake holds a graduate degree in Business Administration from Frankfurt School of Finance and Management. Mrs. Lake was selected as our Chief Financial Officer because of her broad operational and transactional experience.

Hugo Barra serves on our board of directors. Mr. Barra has been the Vice President of Virtual Reality at Facebook, heading the Oculus VR team, since 2017. Prior to Facebook, Mr. Barra was Vice President of Xiaomi’s Global division responsible for the company’s products and operations in all markets outside of Mainland China from 2013 to 2017. Mr. Barra led the company’s entry into 20 countries including India, Indonesia, Russia and Spain, which contributed materially to the company’s $54 billion IPO in Hong Kong in 2018.

Before Xiaomi, Mr. Barra spent 6 years at Google from 2008 to 2013, where he served as Vice President of Android Product Management, overseeing global development of the Android operating system from its early days to the first billion users worldwide.

During his college years, he interned for several years at the MIT Media Lab, and spun off speech recognition startup LOBBY7 (sold to Nuance Communications) that eventually powered the first generation of Apple’s Siri voice assistant. Mr. Barra received a bachelor’s and master’s degrees in electrical engineering and computer science from the Massachusetts Institute of Technology (MIT), and a bachelor’s degree in management science from MIT’s Sloan School of Management. Mr. Barra was selected to serve on our board of directors due to his global operating expertise and for his experience in founding and leading next-generation technology businesses.

Julie Herendeen serves on our board of directors. Ms. Herendeen has over 25 years of experience launching and scaling enduring technology brands, managing global businesses and building high performance marketing and product teams. Since 2019 Ms. Herendeen has been the chief marketing officer of PagerDuty, a pioneer in Digital Operations Management, where she helped lead the company’s transition to the public markets. Ms. Herendeen has served as a director on the board of HubSpot since 2016 and also served as an advisory board member at PagerDuty from 2017 to 2019, prior to joining as Chief Marketing Officer.

Prior to PagerDuty, Ms. Herendeen served as head of global enterprise marketing at Uber from 2017 to 2018 and vice president of marketing at Dropbox from 2014 to 2016, building the company’s first global marketing team. Prior to Dropbox, Ms. Herendeen was the chief marketing officer of Lookout from 2010 to 2014. Earlier in her career, she spent five years at Yahoo from 2003 to 2008 as vice president and held various positions at Shutterfly, Netscape and Apple. Ms. Herendeen holds a master’s degree in business administration from Harvard University and a bachelor’s degree in economics from the University of California, Berkeley. Ms. Herendeen was selected to serve on our board of directors due to her global marketing expertise, public company experience, and for her experience advising technology businesses in her capacity as a board member.

Steve Huffman serves on our board of directors. Mr. Huffman is the Co-Founder, Director and CEO of Reddit, the “front page of the internet” and the sixth most visited site in the U.S. Founded in 2005 Reddit is a platform of over 35,000 online communities that is home to 430 million monthly visitors and over 50 million daily users.

From 2010 to 2015, Mr. Huffman was also the Co-Founder, CTO and Director of the online travel company Hipmunk, which was acquired by SAP Concur in 2016. Mr. Huffman has served on the board of directors of the cyber security firm Bishop Fox since 2019 as well as the Tech Advisory Board for the Anti-Defamation League since 2018. He has also served as a mentor at Hackbright Academy, a San Francisco-based coding school for women, since 2016. Mr. Huffman holds a B.S. in Computer Science from the University of Virginia. Mr. Huffman was selected to serve on our board of directors due to his extensive experience as a serial founder, technical operator, and leader within the technology industry.

Sujay Jaswa serves on our board of directors. Since 2016 Mr. Jaswa has been the Co-Founder and Managing Partner of WndrCo, a technology holding company, where he serves as Chairman of Aura, Twingate, and VPN Super. Mr. Jaswa led investments in 1Password and The Infatuation/Zagat.

Previously, Mr. Jaswa was the Business Founder, Chief Financial Officer, and Vice President of Business at Dropbox, where he created and led the company’s global business and finance organizations. During his tenure from 2010 to 2015, Dropbox grew from an early stage startup into a leading global technology company.

Earlier in his career, Mr. Jaswa was a Principal at New Enterprise Associates from 2008 to 2010, where he was involved in early investments in Workday, Cloudflare, and Playdom. He was also an early individual investor in Guardant Health and Skillz.

Mr. Jaswa is a Lecturer on startups at Stanford University’s Graduate School of Business, and sponsors research awards at Stanford’s Department of Psychiatry, UCSF’s Cancer Center, and Harvard Business School. Mr. Jaswa holds a B.A. in Economics from Princeton University and an M.B.A. from Harvard Business School. Mr. Jaswa was selected to serve on our board of directors due to the substantial business and financial acumen he has acquired while operating and investing in the technology sector.

Justin Kan serves on our board of directors. Mr. Kan is a global technology entrepreneur and investor. Mr. Kan is best known as the co-founder of Twitch, the internet live video streaming platform which was founded in 2006 and acquired by Amazon in 2014 for $970 million. Twitch is now one of the most trafficked sites on the internet with 700+ billion minutes watched in 2020 and 6 million monthly broadcasters.

From 2015 to 2016, Mr. Kan was a Partner at Y-Combinator, the world’s leading seed investment company and start-up accelerator which has helped launch over 2,000 technology start-ups including Stripe, AirBnB, Cruise Automation, DoorDash, Coinbase, Instacart, PagerDuty, Dropbox, Twitch, and Reddit. The Y-Combinator community now has over 4,000 founders and the combined valuation of YC companies is now in excess of $150 billion. From 2017 to 2020, Mr. Kan was the Chief Executive Officer of Legal Technology Services Inc. Mr. Kan has served as a Partner at Goat Capital since 2020 and as a Director at ScriptDash Inc. (dba Alto Pharmacy) since 2015, Flirtey Inc. since 2018, Long Game Inc. since 2020, Bird Rides Inc. (dba Bird) since 2017, ZeroCater Inc. since 2017 and Scotty Inc. since 2017.

Mr. Kan has co-founded six technology start-ups which have collectively raised over $500 million in venture capital and has personally invested in many of the fastest growing technology startups globally, including Reddit and Cruise Automation, which was acquired by General Motors for $1 billion. Mr. Kan holds a B.A. in Physics and Philosophy from Yale University. Mr. Kan was selected to serve on our board of directors due to his experience building consumer internet businesses at scale and investing across a broad number of technology sub-sectors.

Javier Olivan serves on our board of directors. Mr. Olivan is the Vice President of Central Products at Facebook. Mr. Olivan joined Facebook as the Head of International Growth in 2007. At the time, Facebook had fewer than 50 million people using the service with a very small portion coming from users outside the US. Over the last 12 years, Mr. Olivan helped grow the company to a community of over two billion people with more than 87% of those people accessing Facebook from outside the US.

Mr. Olivan presently oversees Facebook’s growth efforts, content enforcement efforts, ads and business platform, commerce, payments and social impact efforts. Beyond his product teams, he also leads several other groups including Facebook’s teams for data science, internationalization, UX research and content strategy.

Prior to joining Facebook, Mr. Olivan worked at Siemens Mobile from 2002 to 2005 and earlier in his career, worked for NTT in Japan from 2001 to 2002. He previously served as an independent board director for MercadoLibre from 2012 to 2019 and has served as a director for Endeavor Global since February 2020. Mr. Olivan holds a master’s degree in business administration from Stanford University and a master’s degree in both electrical and industrial engineering from Universidad de Navarra in Spain. Mr. Olivan was selected to serve on our board of directors due to his experience operating and growing businesses on a global scale.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Hugo Barra and Julie Herendeen, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Steve Huffman, Sujay Jaswa and Justin Kan, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Alexander Tamas, John Hering and Javier Olivan, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement to be entered into on or prior to the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website at https://vygg.com/.

Audit Committee

We have established an audit committee of the board of directors. Sujay Jaswa, Hugo Barra and Julie Herendeen serve as members of our audit committee. Our board of directors has determined that each of Sujay Jaswa, Hugo Barra and Julie Herendeen are independent. Sujay Jaswa will serve as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	monitoring compliance on a quarterly basis with the terms of our filings and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our filings; and

•	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Justin Kan and Steve Huffman. Justin Kan will serve as chairman of the nominating committee. Our board of directors has determined that each of Steve Huffman and Justin Kan are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee’s charter, provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Julie Herendeen and Justin Kan, and Julie Herendeen will serve as chairman of the compensation committee.

Our board of directors has determined that each of Julie Herendeen and Justin Kan are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. The Code of Ethics is available on our website.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including private funds under the management of Vy Capital and their respective portfolio companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. In addition, existing and future funds managed by Vy Capital and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Alexander Tamas	Vy Capital	Venture Capital Firm	Partner
John Hering	Vy Capital Advisors, US Lookout	Venture Capital Firm Cybersecurity	Co-Founder and Executive Director
	Coalition	Cybersecurity Insurance	Co-Founder and Executive Director
	HackerOne	Cybersecurity	Director
	Redacted, Inc.	Cybersecurity	Co-Founder and Director
Katja Lake	Vy Capital	Venture Capital Firm	Chief Financial Officer and the Head of Investor Relations
Daniel Schwarz	Vy Capital	Venture Capital Firm	Chief Operating Officer and Director
Hugo Barra	Facebook	IndustSocial Media and Social Networking	Vice President of Virtual Reality
Julie Herendeen	PagerDuty	Digital Operations Management	Chief Marketing Officer
	HubSpot	Software Products for Inbound Marketing, Sales and Customer Service	Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Steve Huffman	Reddit	Social News Aggregation, Web Content Rating and Discussion Website	Co-Founder and Chief Executive Officer
	Bishop Fox	Cybersecurity	Director
Sujay Jaswa	WndrCo	Technology Holding Company	Co-Founder and Managing Partner
	Aura Company	Digital Threat Protection Platform	Chairman
	Twingate	Secure Remote Access for Distributed Workforces	Chairman
	VPN Super	VPN	Chairman
Justin Kan	Goat Capital	Venture Capital Firm	Partner
	ScriptDash Inc. (dba Alto Pharmacy)	Pharmacy	Director
	Flirtey Inc.	Drone Technology	Director
	Long Game Inc.	Finance/Banking	Director
	Bird Rides Inc. (dba Bird)	Transportation/Micromobility	Director
	ZeroCater Inc.	Food	Director
	Scott Inc.	Transportation/Micromobility	Director
Javier Olivan	Facebook	Social Media and Social Networking	Vice President of Central Products
	Endeavor Global	Nonprofit Organization	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares prior to Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we execute a letter of intent, term sheet, agreement in principle or definitive agreement for an initial business combination with a company that is competitive with Facebook, each of Hugo Barra and Javier Olivan have agreed to resign from our board of directors.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the Initial Public offering through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our founding team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our founding team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our founding team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our founding team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table

In the table below, percentage ownership is based on 57,500,000 Class A ordinary shares and 14,375,000 Class B ordinary shares outstanding as of the completion of our Initial Public Offering. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares(2)		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Vy Global Growth Management Co. (our sponsor)(1)(3)	14,075,000	97.9%	—	—	19.6%
Alexander Tamas(1)(3)	14,075,000	97.9%			19.6%
John Hering(1)(3)	14,075,000	97. 9%	—	—	19.6%
Hayman Capital Management, LP(5)	—	—	3,793,154	6.6%	5.2%
Alyeska Investment Group, LP(6)	—	—	3,000,000	5.2%	4.2%
Integrated Core Strategies(7)	—	—	2,655,974	4.6%	3.7%
Katja Lake(4)	—	—	—	—	*
Daniel Schwarz(4)	—	—	—	—	*
Hugo Barra(1)	50,000	*	—	—	*
Julie Herendeen(1)	50,000	*	—	—	*
Steve Huffman(1)	50,000	*	—	—	*
Sujay Jaswa(1)	50,000	*	—	—	*
Justin Kan(1)	50,000	*	—	—	*
Javier Olivan(1)	50,000	*	—	—	*
All officers and directors as a group (10 individuals)	14,375,000	100%	—	—	20%

*	Less than one percent.

(1)	The business address of each of these entities and individuals is Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands.

(2)	Interests shown consist solely of founder shares classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”

(3)	The shares reported herein are held in the name of our sponsor. Our sponsor is controlled by Mr. Tamas and Mr. Hering. As such, Mr. Tamas and Mr. Hering have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our sponsor.

(5)	Includes Class A ordinary shares owned by Hayman Capital Management, LP, Hayman Capital Master Fund, LP as the investment adviser to and general partner of the Hayman Capital Master Fund, and J. Kyle Bass, a US citizen as the Managing Partner of, and may be deemed to beneficially own securities owned by Hayman. The address of the principal business office of each of the Reporting Persons is 2305 Cedar Springs Road, Suite 400, Dallas, Texas 75201.

(6)	Includes Class A ordinary shares owned by Alyeska Investment Group, LP, Alyeska Fund GP, LLC, and Anand Parekh, a US citizen. The address of the principal business office of each of the Reporting Persons is 77 West Wacker Drive, 7th Floor, Chicago, Illinois 60601.

(7)	Integrated Core Strategies (US) LLC ("Integrated Core Strategies"), beneficially owned 2,100,000 of the Issuer’s shares as a result of holding 1,920,000 shares and 180,000 of the Issuer’s units; and ICS Opportunities, Ltd., ("ICS Opportunities"), beneficially owned 555,974 shares as a result of holding 555,974 units, which together with the shares beneficially owned by Integrated Core Strategies represented 2,655,974 of the shares or 4.6% of the Issuer’s shares outstanding. Millennium International Management LP ("Millennium International Management"), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC ("Millennium Management"), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC ("Millennium Group Management"), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The business address of all of the reporting parties is 666 Fifth Avenue, New York, NY 10103.

Our initial shareholders beneficially own approximately 20% of the issued and outstanding ordinary shares and will have the right to appoint all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to the completion of our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 19, 2020, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 founder shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has purchased 9,000,000 private placement warrants for a purchase price of $13,500,000 in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor’s interest in the Initial Public Offering is valued at $13,500,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in the section of this Annual Report on Form 10-K entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our founding team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairperson of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in NYSE’s listing standards and applicable SEC rules. Our board of directors has determined that Hugo Barra, Julie Herendeen, Steve Huffman, Sujay Jaswa, Justin Kan and Javier Olivan are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from August 18, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $69,010.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from August 18, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from August 18, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit
No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory.(1)

10.3	Private Placement Warrants Agreement between the Company and the Sponsor.(1)

10.5	Letter Agreement, by and among the Company, the Sponsor and each director and officer of the Company.(1)

14.1	Code of Ethics*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1) (2)

Incorporated by reference to the company’s Form 8-K, filed with the SEC on October 7, 2020.

Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 15, 2020

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021

Vy Global Growth

/s/ John Hering
Name: John Hering
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Tamas	Chairman and Chairman of the Board	March 31, 2021
Alexander Tamas

/s/ John Hering	Chief Executive Officer, Director	March 31, 2021
John Hering	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Katja Lake	Chief Financial Officer	March 31, 2021
Katja Lake	(Principal Financial and Accounting Officer)

/s/ Daniel Schwarz	Chief Operating Officer	March 31, 2021
Daniel Schwarz

/s/ Hugo Barra	Director	March 31, 2021
Hugo Barra

/s/ Julie Herendeen	Director	March 31, 2021
Julie Herendeen

/s/ Steve Huffman	Director	March 31, 2021
Steve Huffman

/s/ Sujay Jaswa	Director	March 31, 2021
Sujay Jaswa
March 31, 2021
/s/ Justin Kan	Director
Justin Kan

/s/ Javier Olivan	Director	March 31, 2021
Javier Olivan

Vy Global growth

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Vy Global Growth

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vy Global Growth (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2021

VY GLOBAL GROWTH

BALANCE SHEET

December 31, 2020

Assets
Current assets:
Cash	$916,525
Prepaid expenses	302,833
Total current assets	1,219,358
Investments held in Trust Account	575,112,065
Total Assets	$576,331,423

Liabilities and Shareholders' Equity
Current liabilities:
Due to related parties	$224,750
Accrued expenses	135,903
Total current liabilities	360,653
Deferred underwriting commissions	20,125,000
Total liabilities	20,485,653

Commitments and Contingencies

Class A ordinary shares; 55,084,576 shares subject to possible redemption at $10.00 per share	550,845,760

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,415,424 shares issued and outstanding (excluding 55,084,576 shares subject to possible redemption)	242
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	5,284,628
Accumulated deficit	(286,298)
Total shareholders' equity	5,000,010
Total Liabilities and Shareholders' Equity	$576,331,423

VY GLOBAL GROWTH

STATEMENT OF OPERATIONS

For the Period from August 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$368,363
General and administrative expenses - related party	30,000
Total operating expenses	(398,363)
Interest earned on investments held in Trust Account	112,065
Net loss	$(286,298)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,708,333
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from August 18, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Sale of units in initial public offering, gross	57,500,000	5,750	-	-	574,994,250	-	575,000,000
Offering costs	-	-	-	-	(32,392,932)	-	(32,392,932)
Sale of private placement warrants to Sponsor	-	-	-	-	13,500,000	-	13,500,000
Shares subject to possible redemption	(55,084,576)	(5,508)	-	-	(550,840,252)	-	(550,845,760)
Net loss	-	-	-	-	-	(286,298)	(286,298)
Balance - December 31, 2020	2,415,424	$242	14,375,000	$1,438	$5,284,628	$(286,298)	$5,000,010

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CASH FLOWS

For the Period from August 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(286,298)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Interest earned on investments held in Trust Account	(112,065)
Changes in operating assets and liabilities:
Prepaid expenses	(302,833)
Due to related parties	130,205
Accrued expenses	60,903
Net cash used in operating activities	(467,509)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(208,220)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(11,907,746)
Net cash provided by financing activities	576,384,034

Net change in cash	916,525

Cash - beginning of the period	-
Cash - end of the period	$916,525

Supplemental disclosure of noncash financing activities:
Offering costs included in due to related parties	$94,545
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable - related party	$190,641
Deferred underwriting commissions	$20,125,000
Initial value of Class A ordinary shares subject to possible redemption	$551,130,450
Change in value of Class A ordinary shares subject to possible redemption	$(284,690)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and General

Vy Global Growth (the “Company”) is a blank check company incorporated in the Cayman Islands on August 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus in the financial, technology and business services sectors. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

At December 31, 2020, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of December 31, 2020, we do not have sufficient liquidity to meet our obligations in the next twelve months. However, management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these financial statements.

Management have evaluated the impact of the COVID-19 pandemic on the industry and concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accrued expenses, and due to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Offering costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs were charged to additional paid- in capital upon the completion of the Initial Public Offering.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 55,084,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,500,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $112,000 for the period from August 18 (inception), 2020 through December 31, 2020 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $286,000, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 Units, which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

Each Unit will consist of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million.

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

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Related Party Loans

On August 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of October 6, 2020, the Company borrowed approximately $208,000 under the Note. The Company fully repaid this Note on October 8, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Other Related Party Transactions

As of December 31, 2020, the Company as a balance due to parties affiliated with our Sponsor, directors and officer of the Company of $224,750. The amounts owed are attributable to reimbursable expenses related to the Initial Public Offering process, along with a bill paid by a related party on the Company's behalf.

Administrative Support Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 in these fees for the period from the effective date of the Initial Public Offering through December 31, 2020. As of December 31, 2020, the amount has not been paid and is included accrued expenses as on the balance sheet.

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

Risks and Uncertainties

Management is continuing to evalute the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including 55,084,576 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 19, 2020, 14,375,000 Class B ordinary shares were issued and outstanding included an aggregate of up to 1,875,000 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U. S. Treasury securities	$575,105,000	$—	$—
Money Market Funds	7,065	—	—
	$575,112,065	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from August 18, 2020 (inception) through December 31, 2020.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.