Form 10-K/A
period 2020-12-31
Vy Global Growth
filed 2021-05-27
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Vy Global Growth

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39588
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification Number)

Floor 4, Willow House, Cricket Square
Grand Cayman, Cayman Islands	KY1-9010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 427 01 400

(Former name or former address, if changed since last report)

Not applicable

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Vy Global Growth, unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Vy Global Growth as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements as of and for the period from August 18, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with the Company’s initial public offering on October 6, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on October 6, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Our Value Add

We believe our founder mentality, our vast experience as entrepreneurs and operators at scale, our global operational and strategic expertise, and our investing acumen give us an advantage to attract a category-defining technology company for a business combination and help it achieve substantial long- term growth.

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

The terms of the forward purchase shares and forward purchase warrants, respectively, will generally be identical to the terms of the shares of Class A ordinary shares and the redeemable warrants included in the units publicly issued, except that the forward purchase shares will have certain registration rights, as described herein.

We believe our committed capital will make us more attractive to a potential business combination target.

Initial Business Combination

The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% but more of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. We will complete our initial business combination only if the post-business combination company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the partner or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, provided that in the event that the business combination involves more than one partner business, the 80% be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

We may pursue an initial business combination opportunity jointly with our sponsor, Vy Capital or one or more of its affiliates and/or investors in Vy Capital, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities (other than the forward purchase securities) would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary such that our sponsor and its permitted transferees, if any, would retain its aggregate percentage ownership at 20%, on an as-converted basis, of the sum of the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, members of our founding team or any of their affiliates upon conversion of working capital loans, unless the holders of a majority of the then outstanding Class B ordinary agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Neither our sponsor nor Vy Capital nor any of their respective affiliates, have an obligation to make any such investment.

We currently anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons including an Affiliated Joint Acquisition, as described above, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the business combination may collectively own a minority interest in the post- business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 21,562,501, or 37.5%, of the 57,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre- initial business combination activity.

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

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5- 1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and new variants are circulating. While the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third- party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per- share redemption amount received by public shareholders may be less than $10.00 per share.

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

When evaluating the desirability of effecting our initial business combination with a prospective partner business, our ability to assess the partner business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partner business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partner business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post- combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

We may elect not to complete a business combination without the consent of Vy Capital, which owns a significant interest in our sponsor. As a consequence, interests of affiliates of our sponsor may conflict with those of the rest of our shareholders if Vy Capital does not wish to proceed with a business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two- thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securites—Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to

(i)  exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then- current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

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

We have issued public warrants to purchase 11,500,000 Class A ordinary shares as part of the units offered and, simultaneously with the Initial Public Offering, we have issued in a private placement 9,000,000 private placement warrants at $1.50 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities—Warrants-Public Warrants- Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10- K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Vy Global Growth (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from August 18, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on October 6, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $18,399,000, which consisted of approximately $17,275,000 loss from changes in fair value of derivative warrant liabilities and approximately $837,000 of financing costs, approximately $398,000 of general and administrative expenses, including $30,000 of general and administrative expenses with related party, offset by approximately $112,000 of interest on the investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from August 18, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $17,275,000.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in Note 8 to the financial statements contained herein, and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Our statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two- class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income franchise taxes, by the weighted average number of shares of Class A ordinary shares outstanding since the initial issuance. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 ordinary shares warrants to investors in our Initial Public Offering and issued 9,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured by the listed trading price of the separately traded warrants. The fair value of Private Warrants was initially and subsequently measured at fair value using a Black Scholes simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Alexander Tamas	Vy Capital	Venture Capital Firm	Partner
John Hering	Vy Capital Advisors, US Lookout Coalition HackerOne Redacted, Inc.	Venture Capital Firm Cybersecurity Cybersecurity Insurance Cybersecurity Cybersecurity	Co-Founder and Executive Director Co-Founder and Executive Director Director Co-Founder and Director
Katja Lake	Vy Capital	Venture Capital Firm	Chief Financial Officer and the Head of Investor Relations
Daniel Schwarz	Vy Capital	Venture Capital Firm	Chief Operating Officer and Director
Hugo Barra	Facebook	IndustSocial Media and Social Networking	Vice President of Virtual Reality
Julie Herendeen	PagerDuty HubSpot	Digital Operations Management Software Products for Inbound Marketing, Sales and Customer Service	Chief Marketing Officer Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Steve Huffman	Reddit	Social News Aggregation, Web	Co-Founder and Chief Executive
		Content Rating and Discussion	Officer
Website
	Bishop Fox	Cybersecurity	Director
Sujay Jaswa	WndrCo	Technology Holding Company	Co-Founder and Managing Partner
	Aura Company	Digital Threat Protection Platform	Chairman
	Twingate	Secure Remote Access for	Chairman
Distributed Workforces
	VPN Super	VPN	Chairman
Justin Kan	Goat Capital	Venture Capital Firm	Partner
	ScriptDash Inc. (dba Alto Pharmacy)	Pharmacy	Director
	Flirtey Inc.	Drone Technology	Director
	Long Game Inc.	Finance/Banking	Director
	Bird Rides Inc. (dba Bird)	Transportation/Micromobility	Director
	ZeroCater Inc.	Food	Director
	Scott Inc.	Transportation/Micromobility	Director
Javier Olivan	Facebook	Social Media and Social Networking	Vice President of Central Products
	Endeavor Global	Nonprofit Organization	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares prior to Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company. (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory.(1)

10.3	Private Placement Warrants Agreement between the Company and the Sponsor.(1)

10.5	Letter Agreement, by and among the Company, the Sponsor and each director and officer of the Company.(1)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’ Form 8-K, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the Company’ Registration Statement on Form S-1, filed with the SEC on September 15, 2020.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2021

Vy Global Growth

/s/ John Hering
Name: John Hering
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Tamas	Chairman and Chairman of the Board	May 26, 2021
Alexander Tamas

/s/ John Hering	Chief Executive Officer, Director	May 26, 2021
John Hering	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Katja Lake	Chief Financial Officer	May 26, 2021
Katja Lake	(Principal Financial and Accounting Officer)

/s/ Daniel Schwarz	Chief Operating Officer	May 26, 2021
Daniel Schwarz

/s/ Hugo Barra	Director	May 26, 2021
Hugo Barraa

/s/ Julie Herendeen	Director	May 26, 2021
Julie Herendeen

/s/ Steve Huffman	Director	May 26, 2021
Steve Huffman

/s/ Sujay Jaswa	Director	May 26, 2021
Sujay Jaswa

/s/ Justin Kan	Director	May 26, 2021
Justin Kan

/s/ Javier Olivan	Director	May 26, 2021
Javier Olivan

VY GLOBAL GROWTH

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Vy Global Growth

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vy Global Growth (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020. New York,

New York
May 26, 2021

VY GLOBAL GROWTH

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets:
Cash	$916,525
Prepaid expenses	302,833
Total current assets	1,219,358
Investments held in Trust Account	575,112,065
Total Assets	$576,331,423

Liabilities and Shareholders' Equity
Current liabilities:
Due to related parties	$224,750
Accrued expenses	135,903
Total current liabilities	360,653
Derivative warrant liabilities	43,490,000
Deferred underwriting commissions	20,125,000
Total liabilities	63,975,653

Commitments and Contingencies
Class A ordinary shares; 50,735,576 shares subject to possible redemption at $10.00 per share	507,355,760

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,764,424 shares issued and outstanding (excluding 50,735,576 shares subject to possible redemption)	676
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	23,396,642
Accumulated deficit	(18,398,746)
Total shareholders' equity	5,000,010
Total Liabilities and Shareholders' Equity	$576,331,423

The accompanying notes are an integral part of these financial statements

VY GLOBAL GROWTH

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$368,363
General and administrative expenses - related party	30,000
Total operating expenses	(398,363)
Change in fair value of derivative warrant liabilities	(17,275,000)
Financing costs - derivative warrant liabilities	(837,448)
Interest earned on investments held in Trust Account?	112,065
Net loss	$(18,398,746)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000
Basic and diluted net loss per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,708,333
Basic and diluted net loss per share, Class B ordinary shares	$(1.35)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Sale of units in initial public offering, less fair value of public warrants	57,500,000	5,750	-	-	560,389,250	-	560,395,000
Offering costs	-	-	-	-	(31,555,484)	-	(31,555,484)
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,890,000	-	1,890,000
Shares subject to possible redemption	(50,735,576)	(5,074)	-	-	(507,350,686)	-	(507,355,760)
Net loss	-	-	-	-	-	(18,398,746)	(18,398,746)
Balance - December 31, 2020	6,764,424	$676	14,375,000	$1,438	$23,396,642	$(18,398,746)	$5,000,010

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(18,398,746)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Interest earned on investments held in Trust Account	(112,065)
Change in fair value of investments held in the Trust Account	17,275,000
Financing cots- derivative warrant liabilities	837,448
Changes in operating assets and liabilities:
Prepaid expenses	(302,833)
Due to related parties	130,205
Accrued expenses	60,903
Net cash used in operating activities	(467,509)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(208,220)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(11,907,746)
Net cash provided by financing activities	576,384,034

Net change in cash	916,525

Cash - beginning of the period	-
Cash - end of the period	$916,525

Supplemental disclosure of noncash financing activities:
Offering costs included in due to related party	$94,545
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable - related party	$190,641
Deferred underwriting commissions	$20,125,000
Initial value of Class A ordinary shares subject to possible redemption	$524,915,450
Change in value of Class A ordinary shares subject to possible redemption	$(17,559,690)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

The Company’s sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 7).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 5).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Going Concern

As of December 31, 2020, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase ordinary shares that the Company issued in October 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 6, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 6, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$576,331,423		$576,331,423
Liabilities and Shareholders’ equity
Total current liabilities	$360,653	$-	$360,653
Deferred underwriting commissions	20,125,000	-	20,125,000
Derivative warrant liabilities	-	43,490,000	43,490,000
Total liabilities	20,485,653	43,490,000	63,975,653
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	550,845,760	(43,490,000)	507,355,760
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	242	434	676
Class B ordinary shares - $0.0001 par value	1,438	-	1,438
Additional paid-in-capital	5,284,628	18,112,014	23,396,642
Accumulated deficit	(286,298)	(18,112,448)	(18,398,746)
Total shareholders’ equity	5,000,010	-	5,000,010
Total liabilities and shareholders’ equity	$576,331,423	$-	$576,331,423

	Period From August 18, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(398,363)	$-	$(398,363)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(17,275,000)	(17,275,000)
Financing costs	-	(837,448)	(837,448)
Net gain from investments held in Trust Account	112,065	-	112,065
Total other (expense) income	112,065	(18,112,448)	(18,000,383)
Net loss	$(286,298)	$(18,112,448)	$(18,398,746)

Basic and Diluted weighted-average Class A ordinary shares outstanding	57,500,000	-	57,500,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	13,708,333	-	13,708,333
Basic and Diluted net loss per Class B share	$(0.03)	$(1.32)	$(1.35)

	Period From August 18, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(286,298)	$(18,112,448)	$(18,398,746)
Change in fair value of derivative warrant liabilities	$-	17,275,000	17,275,000
Financing Costs - derivative warrant liabilities	$-	$837,448	$837,448
Initial value of Class A common stock subject to possible redemption	$551,130,450	(26,215,000)	524,915,450
Change in fair value of Class A common stock subject to possible redemption	$(284,690)	$(17,275,000)	$(17,559,690)

In addition, the impact to the balance sheet dated October 6, 2020, filed on Form 8-K on October 13, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in approximately a $26.2 million increase to the derivative warrant liabilities line item at October 6, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item an increase of $0.8 million in additional paid-in capital and an increase of $0.8 million in accumulated deficit. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and for the period from August 18, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)

(16)  of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The fair value of Public Warrants, was calculated using Monte Carlo model and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants have been measured by the trading price of the warrants which began to separately trade in November 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The determination of fair value of the warrant liabilities is considered to be a significant estimate. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Offering Costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.8 million is included in financing cost - derivative warrant liabilities in the statement of operations and $31.6 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two- class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $112,000 for the period from August 18 (inception), 2020 through December 31, 2020 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $18,399,000, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 ordinary shares warrants to investors in its Initial Public Offering and issued 9,000,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured by the listed trading price of the separately traded warrants. The fair value of Private Warrants was initially and subsequently measured at fair value using a Black Scholes simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

NOTE 4. INITIAL PUBLIC OFFERING

On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 Units, which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

Each Unit will consist of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the company has 11,500,000 and 9,000,000 Public Warrants and Private Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 9. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares issued and outstanding, including 50,735,576 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 19, 2020, 14,375,000 Class B ordinary shares were issued and outstanding included an aggregate of up to 1,875,000 Class B ordinary shares that were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments Held in the Trust Account:
U.S. Treasury Securities	$575,105,000	$-	$-
Money Market Funds	7,065	-	-
	$575,112,065	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,690,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$19,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2020 were on account of the separate listing and trading of the Public Warrants as of November 18, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and as of December 31, 2020 they have been measured using their listed trading price. The fair value of Private Warrants was measured using a Black-Scholes analysis; which relied upon appropriate inputs derived from the Monte Carlo simulation of the Public Warrants including the underlying stock price and the implied volatility from the traded Public Warrant price. For the period from August 18, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $17.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants (at issuance only) was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for both the Public and Private Warrants on October 6, 2020 and for the Private Placement Warrants only at December 31, 2020:

	As of October 6, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50
Volatility	20.0%	26.9%
Stock price	$9.74	$10.42
Expected life of the options to convert	6.50	6.27
Risk-free rate	0.48%	0.54%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 18, 2020 (inception) through December 31, 2020 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities at August 18, 2020 (inception)	$-	$-	$-
Issuance of Public and Private Warrants - Level 3	11,610,000	14,605,000	26,215,000
Transfer of Public Warrants of Level 1	-	(14,605,000)	(14,605,000)
Change in fair value of derivative warrant liabilities	8,190,000	-	8,190,000
Derivative warrant liabilities - Level 3, at December 31, 2020	$19,800,000	$-	$19,800,000

NOTE 11. SUBSEQUENT EVENTS

On April 30, 2021 the Company entered into a non interest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The principal balance can be prepaid at any time and is due on October 2, 2022. Notwithstanding the foregoing, the Sponsor has the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount was drawn to fund the operations of the Company on May 24, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than in Note 2 - Restatement of Previously Issued Financial Statements or above, that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.