Form 10-Q
period 2021-03-31
Vy Global Growth
filed 2021-06-08
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                                to

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one Warrant to acquire one-fifth Class A ordinary share	VYGG.U	The New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	VYGG	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

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

As of June 7, 2021, 7,725,020 units, 49,774,980 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 18,955,024 warrants were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

VY GLOBAL GROWTH

CONDENSED BALANCE SHEET

March 31, 2021

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$679,815	$916,525
Prepaid expenses	328,302	302,833
Total current assets	1,008,117	1,219,358
Investments held in Trust Account	575,162,547	575,112,065
Total Assets	$576,170,664	$576,331,423

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$22,590	$-
Due to related parties	427,403	224,750
Accrued expenses	856,645	135,903
Total current liabilities	1,306,638	360,653
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	43,325,000	43,490,000
Total liabilities	64,756,638	63,975,653

Commitments and Contingencies

Class A ordinary shares; 50,641,402 and 50,735,576 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	506,414,020	507,355,760

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,858,598 and 6,764,424 shares issued and outstanding (excluding 50,641,402 and 50,735,576 shares subject to possible redemption as of March 31, 2021 and December 31, 2020, respectively)	686	676
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	24,338,372	23,396,642
Accumulated deficit	(19,340,490)	(18,398,746)
Total Shareholders' Equity	5,000,006	5,000,010
Total Liabilities and Shareholders' Equity	$576,170,664	$576,331,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$1,127,226
General and administrative expenses - related party	30,000
Loss from operations	(1,157,226)
Other income
Change in fair value of derivative warrant liabilities	165,000
Interest earned on investments held in Trust Account	50,482
Net loss	$(941,744)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,764,424	$676	14,375,000	$1,438	$23,396,642	$(18,398,746)	$5,000,010
Class A Shares subject to possible redemption	94,174	10	-	-	941,730	-	941,740
Net loss	-	-	-	-	-	(941,744)	(941,744)
Balance - March 31, 2021 (unaudited)	6,858,598	$686	14,375,000	$1,438	$24,338,372	$(19,340,490)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(941,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(165,000)
Interest earned on investments held in Trust Account	(50,482)
Changes in operating assets and liabilities:
Prepaid expenses	(25,469)
Accounts payable	22,590
Due to related parties	202,653
Accrued expenses	720,742
Net cash used in operating activities	(236,710)

Net change in cash	(236,710)

Cash - beginning of the period	916,525
Cash - end of the period	$679,815

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(941,740)

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

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments in the Trust Account (as defined below).

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, (“Investment Company Act”).

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

Liquidity and Going Concern

As of March 31, 2021, the Company had approximately $680,000 in its operating bank account and a working capital deficit of approximately $299,000.

The Company’s liquidity needs through March 31, 2021 have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of approximately $208,000 from the Sponsor under the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, the Company did not have sufficient liquidity to meet its obligations in the next twelve months. However, on April 30, 2021 the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The entire amount was drawn to fund the operations of the Company on May 24, 2021. As such, management has determined that it has sufficient funds to fund its working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements. (See Note 5)

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management have evaluated the impact of the COVID-19 pandemic on the industry and concluded that the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the period from January 1, 2021 through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A and prospectus filed by the Company with the SEC on May 27, 2021 and October 2, 2020, respectively.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and due to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants has been measured by the trading price of the warrants which began to separately trade in November 2020.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 "Distinguishing Liabilities from Equity" and ASC Topic 815-15 "Derivatives and Hedging - Embedded Derivatives". The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 11,500,000 Class A ordinary shares warrants ("Public Warrants") to investors in its Initial Public Offering and issued 9,000,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity". Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such Public Warrants. The fair value of Private Warrants was initially and subsequently measured at fair value using a Black Scholes simulation model.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 50,641,402 and 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,500,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statement of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $50,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $942,000, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consisted of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

On April 30, 2021 the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The principal balance can be repaid at any time and is due on October 2, 2022. Notwithstanding the foregoing, the Sponsor has the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount was drawn to fund the operations of the Company on May 24, 2021.

Other Related Party Transactions

As of March 31, 2021 and December 31, 2020, the Company has a balance of $427,403 and $224,750, respectively due to parties affiliated with our Sponsor, directors and officer of the Company. The amounts owed are attributable to reimbursable expenses related to the Initial Public Offering process and search for a business combination, along with certain invoices paid by related parties on the Company's behalf.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 in these fees for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, $60,000 and $30,000, respectively, was included in accrued expenses in the accompanying condensed balance sheets.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021 and December 31, 2020, there were 11,500,000 Public Warrants and 9,000,000 Private Warrants outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including the 50,641,402 and 50,735,576 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 14,375,000 issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments Held in the Trust Account:
Mutual Funds	$575,162,547	$-	$-
	$575,162,547	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,345,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$19,980,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments Held in the Trust Account:
U.S. Treasury Securities	$575,105,000	$-	$-
Money Market Funds	$7,065	$-	$-
	$575,112,065	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,690,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$19,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels in the three months ended March 31, 2021.

The fair value of the Public Warrants issued in connection with the Initial Public Offering is measured at their listed trading prices. The fair value of Private Warrants is measured using a Black-Scholes analysis which relies upon appropriate inputs including the underlying stock price and the implied volatility from the traded Public Warrant price. For the three months ended March 31, 2021, the Company recognized a gain in the condensed statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of $165,000 presented as change in fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Black-Scholes analysis are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company's Level 3 valuation is based on a valuation model utilizing judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Volatility	28.0%	26.9%
Stock price	$10.12	$10.42
Expected life of the options to convert	6.02	6.27
Risk-free rate	1.16%	0.54%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Private Placement
Derivative warrant liabilities - Level 3, at December 31, 2020	$19,800,000
Change in fair value of derivative warrant liabilities	180,000
Derivative warrant liabilities - Level 3, at March 31, 2021	$19,980,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except with respect to the promissory note disclosed in Note 1 and 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Vy Global Growth,” “our,” “us” or “we” refer to Vy Global Growth The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (“Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

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

Results of Operations

Our entire activity from January 1, 2021 through March 31, 2021 was in search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net loss of approximately $942,000, which consisted of approximately $1.2 million of general and administrative expenses, including $30,000 of general and administrative expenses with related party, offset by $165,000 of change in fair value of derivative warrant liabilities and approximately $50,000 of interest on the investments held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2021, we had approximately $680,000 in cash and a working capital deficit of approximately $299,000.

Our liquidity needs up to March 31, 2021 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $208,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 8, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," as of March 31, 2021, we did not have sufficient liquidity to meet our obligations in the next twelve months. However, on April 30, 2021 we entered into a noninterest bearing unsecured promissory note with our Sponsor for the principal amount of up to $1.5 million, The entire amount was drawn to fund the operations of the Company on May 24, 2021. As such, management has determined that it has sufficient funds to fund its working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in Note 7 to the unaudited condensed financial statements contained herein, and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, we had no borrowings under the Working Capital Loans.

Other Related Party Transactions

As of March 31, 2021, the Company has a balance of $427,403 due to parties affiliated with our Sponsor, directors and officers of the Company. The amounts owed are attributable to reimbursable expenses related to the Initial Public Offering process and search for a business combination, along with bills paid by a related party on the Company's behalf.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date that our securities are first listed on the NYSE, for office space, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $30,000 in these fees for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, $60,000 and $30,000, respectively, was included in accrued expenses in the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 50,641,402 and 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets, respectively.

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

We issued 11,500,000 ordinary shares warrants to investors in our Initial Public Offering and issued 9,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants. The fair value of Private Warrants was initially and subsequently measured at fair value using a Black Scholes simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,875,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On October 6, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,500,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted per share is the same as basic loss per share for the period presented.

Our statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income franchise taxes, by the weighted average number of shares of Class A ordinary shares outstanding since the initial issuance. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any significant market or interest rate risk. On October 6, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since first issuance in October 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the statement of the SEC staff, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting for instruments that have an equity and liability component. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K (Form 10-K/A) filed with the SEC on May 27, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2021 the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The principal balance can be prepaid at any time and is due on October 2, 2022. Notwithstanding the foregoing, the Sponsor has the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount was drawn to fund the operations of the Company on May 24, 2021.

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

Dated: June 8, 2021	VY GLOBAL GROWTH

	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: June 8, 2021

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)