Form 10-Q
period 2021-06-30
Vy Global Growth
filed 2021-08-16
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11 2021, 7,506,524 units, 49,993,476 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 18,998,723 warrants were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

VY GLOBAL GROWTH

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$2,041,938	$916,525
Prepaid expenses	248,127	302,833
Total current assets	2,290,065	1,219,358
Investments held in Trust Account	575,183,105	575,112,065
Total Assets	$577,473,170	$576,331,423

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$341	$—
Due to related parties	457,403	224,750
Accrued expenses	829,636	135,903
Total current liabilities	1,287,380	360,653
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	38,867,874	43,490,000
Total liabilities	60,280,254	63,975,653

Commitments and Contingencies

Class A ordinary shares; 51,219,291 and 50,735,576 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	512,192,910	507,355,760

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,280,709 and 6,764,424 shares issued and outstanding (excluding 51,219,291 and 50,735,576 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively)	628	676
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	18,559,540	23,396,642
Accumulated deficit	(13,561,600)	(18,398,746)
Total shareholders' equity	5,000,006	5,000,010
Total Liabilities and Shareholders' Equity	$577,473,170	$576,331,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,2021	June 30,2021
General and administrative expenses	$168,794	$1,296,020
General and administrative expenses - related party	30,000	60,000
Loss from operations	(198,794)	(1,356,020)
Other income (expense)
Change in fair value of derivative warrant liabilities	6,377,126	6,542,126
Loss on issuance of derivative warrant liabilities	(420,000)	(420,000)
Interest earned on investments held in Trust Account	20,558	71,040
Net income	$5,778,890	$4,837,146

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.40	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,764,424	$676	14,375,000	$1,438	$23,396,642	$(18,398,746)	$5,000,010
Class A Shares subject to possible redemption	94,174	10	—	—	941,730	—	941,740
Net loss	—	—	—	—	—	(941,744)	(941,744)
Balance - March 31, 2021 (Unaudited)	6,858,598	$686	14,375,000	$1,438	$24,338,372	$(19,340,490)	$5,000,006
Class A Shares subject to possible redemption	(577,889)	(58)	—	—	(5,778,832)	—	(5,778,890)
Net income	—	—	—	—	—	5,778,890	5,778,890
Balance - June 30, 2021 (Unaudited)	6,280,709	$628	14,375,000	$1,438	18,559,540	$(13,561,600)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$4,837,146
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,542,126)
Loss on issuance of derivative warrant liabilities	420,000
Interest earned on investments held in Trust Account	(71,040)
Changes in operating assets and liabilities:
Prepaid expenses	54,706
Accounts payable	341
Due to related parties	232,653
Accrued expenses	693,733
Net cash used in operating activities	(374,587)

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan warrants	1,500,000
Net cash provided by financing activities	1,500,000

Net change in cash	1,125,413

Cash - beginning of the period	916,525
Cash - end of the period	$2,041,938

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$4,837,150

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments in the Trust Account (as defined below).

The Company’s sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $2.0 million in its operating bank account and working capital of approximately $1.0 million.

The Company’s liquidity needs through June 30, 2021, have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (as defined in Note 5) that was repaid on October 8, 2020, and the proceeds from the draw on a promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A and prospectus filed by the Company with the SEC on May 27, 2021, and October 2, 2020, respectively.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021, and December 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of June 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable, other than quoted prices included within Level 1, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815-15 “Derivatives and Hedging – Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants (as defined in Note 3), Private Placement Warrants and Working Capital Warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such Public Warrants. The fair value of Private Warrants was initially measured at fair value using a Black Scholes simulation model. On May 24, 2021, the Company issued Working Capital Warrants to the Sponsor (See Note 5). The fair value of the Private Warrants, beginning in April 2021 and the Working Capital Warrants have been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long-term liability as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 51,219,291 and 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants, Private Placement Warrants and Working Capital Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the exercise price of the warrants is in excess of the average ordinary share price for the period.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$20,558	$71,040
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable to Class A ordinary shares	$20,558	$71,040
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income minus net income allocable to Class A ordinary shares
Net income	$5,778,890	$4,837,146
Net income allocable to Class A ordinary shares	20,558	71,040
Net income attributable to Class B ordinary shares	$5,758,332	$4,766,106
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.40	$0.33

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consisted of one Class A ordinary share and one-fifth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On August 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of October 6, 2020, the Company borrowed approximately $208,000 under the Note. The Company fully repaid this Note on October 8, 2020. No future borrowings are permitted under this loan.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant (“Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

However, on April 30, 2021 the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note.

Other Related Party Transactions

As of June 30, 2021 and December 31, 2020, the Company has a balance of $457,403 and $224,750, respectively due to parties affiliated with our Sponsor, directors and officer of the Company. The amounts owed are attributable to: the administrative service agreement, reimbursable expenses related to the Initial Public Offering process and search for a business combination, and certain invoices paid by related parties on the Company’s behalf.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $60,000 in these fees, respectively, for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, $60,000 and $30,000, respectively, was included as amounts due to related party in the accompanying condensed balance sheets with respect to such fees.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combination targets. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate , paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $20.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021 and December 31, 2020, there were 11,500,000 Public Warrants, 9,000,000 Private Warrants and 1,000,000 Working Capital Warrants outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and Working Capital Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and Working Capital Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants and Working Capital Warrants will be non-redeemable so long as they are held by the Sponsor or such its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants and Working Capital Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants and Working Capital Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:   Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants and Working Capital Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sales price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

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

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00:   After the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and
●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, including the 51,219,291 and 50,735,576 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares  —  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 14,375,000 issued and outstanding.

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

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2021

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Mutual Funds	$575,183,105	$—	$—

Liabilities:
Derivative warrant liabilities - Public Warrants	$20,767,874	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$16,290,000	$—
Derivative warrant liabilities - Working Capital Warrants	$—	$1,810,000	$—

December 31, 2020

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
U.S. Treasury Securities	$575,105,000	$—	$—
Money Market Funds	$7,065	$—	$—
	$575,112,065	$—	$—

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,690,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$19,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The valuation of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement in the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities at June 30, 2021 and Investments in U.S. Treasury Securities at December 31, 2020. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at their listed trading prices. The fair value of Private Warrants was measured initially using a Black-Scholes analysis which relies upon Level 3 inputs including the underlying stock price and the implied volatility from the traded Public Warrant price. Subsequently, the fair value of the Private Warrants and the Working Capital Warrants initially and subsequently were measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the three and six months ended June 30, 2021, the Company recognized a gain in the condensed statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of $6.4 million and $6.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

The estimated fair value of the Private Placement Warrants at December 31, 2021 was determined using Level 3 inputs. Inherent in a Black-Scholes analysis are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company's Level 3 valuation is based on a valuation model utilizing judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31,
2020
Exercise price	$11.50
Volatility	26.8%
Stock price	$10.42
Expected life of the options to convert	6.25
Risk-free rate	0.54%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at January 1, 2021	$19,800,000
Change in fair value of derivative warrant liabilities - Level 3	180,000
Derivative warrant liabilities - Level 3, at March 31, 2021 - Level 3	19,980,000
Transfer of Private Warrants to Level 2	(19,980,000)
Derivative warrant liabilities - Level 3, at June 30, 2021	$—

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for our initial public offering was declared effective on October 1, 2020 (the “Initial Public Offering”). On October 6, 2020, we consummated our Initial Public Offering of 57,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (Note 6).

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (Note 4).

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

Results of Operations

Our entire activity from January 1, 2021 through June 30, 2021 was in search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $5.8 million, which consisted of approximately $6.4 million of changes in fair value of derivative warrant liabilities and approximately $21,000 of interest on the investments held in the Trust Account. Partly offset by $420,000 of loss on the issuance of derivative warrant liabilities and approximately $199,000 of general and administrative expenses, including $30,000 of general and administrative expenses with related party.

For the six months ended June 30, 2021, we had net income of approximately $4.8 million, which consisted of approximately $6.5 million of change in fair value of derivative warrant liabilities and approximately $71,000 of interest on the investments held in the Trust Account. Partly offset by $420,000 of loss on the issuance of derivative warrant liabilities and approximately $1.4 million of general and administrative expenses, including $60,000 of general and administrative expenses with related party.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $2.0 million in cash and working capital of approximately $1.0 million.

Our liquidity needs up to June 30, 2021 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $208,000 pursuant to a note issued to our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid a note to our Sponsor the “Note” on October 8, 2020 and the proceeds from the issuance of a promissory note from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan our Company funds as may be required (“Working Capital Loans”). As of June 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, we believe that our Company will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. No future borrowings are permitted under this Note.

Related Party Loans

On August 19, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note. The Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Initial Public Offering. We borrowed approximately $208,000 under the Note, and then fully repaid the Note on October 8, 2020. No future borrowings are permitted under this Note.

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant (“Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Working Capital Loans. However, on April 30, 2021, we entered into a noninterest bearing unsecured promissory note with our Sponsor for the principal amount of up to $1.5 million. Our Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the our operations on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note.

Other Related Party Transactions

As of June 30, 2021, we have a balance of $457,403 due to parties affiliated with our Sponsor, directors and officers of the Company. The amounts owed are attributable to: amounts due under the administrative support agreement, reimbursable expenses related to the Initial Public Offering process and search for a business combination, and bills paid by a related party on our behalf.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date that our securities are first listed on the NYSE, for office space, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000 in these fees for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, $60,000 and $30,000, respectively, was included in due to related parties in the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 51,219,291 and 50,735,576 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets, respectively.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815-15 “Derivatives and Hedging - Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants. The fair value of Private Warrants was initially measured at fair value using a Black Scholes simulation model. The fair value of the Private Warrants beginning in April 2021 and the Working Capital Warrants have been derived by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants, Private Placement Warrants and Working Capital Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the exercise price of the warrants is in excess of the average ordinary share price for the period.

Recent Adopted Accounting Standards

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any significant market or interest rate risk. On October 6, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May 27, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since first issuance in October 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the statement of the SEC staff, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

Item 1.Legal Proceedings

None.

Item 1A.   Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K (Form 10-K/A) filed with the SEC on May 27, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2021 the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The principal balance can be prepaid at any time and is due on October 2, 2022. Notwithstanding the foregoing, the Sponsor has the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021, and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

VY GLOBAL GROWTH
Dated: August 16, 2021
	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2021

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)