Form 10-Q
period 2021-09-30
Vy Global Growth
filed 2021-11-15
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one Warrant to acquire one Class A ordinary share	VYGG.U	The New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	VYGG	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 5,918,435 units, 51,581,565 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 20,316,337 warrants were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and for the Period from August 18, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2021 and for the Period from August 18, 2020 through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021, and for the Period from August 18, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

VY GLOBAL GROWTH

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,874,039	$916,525
Prepaid expenses	183,751	302,833
Total current assets	2,057,790	1,219,358
Investments held in Trust Account	575,190,507	575,112,065
Total Assets	$577,248,297	$576,331,423

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,853	$—
Due to related parties	487,403	224,750
Accrued expenses	785,744	135,903
Total current liabilities	1,275,000	360,653
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	29,025,000	43,490,000
Total liabilities	50,425,000	63,975,653

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(48,178,141)	(62,645,668)
Total shareholders’ deficit	(48,176,703)	(62,644,230)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$577,248,297	$576,331,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period from August 18, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$189,895	$1,485,915	$42,754
General and administrative expenses - related party	30,000	90,000	—
Loss from operations	(219,895)	(1,575,915)	(42,754)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,842,874	16,385,000	—
Loss on issuance of derivative warrant liabilities	—	(420,000)	—
Interest earned on investments held in Trust Account	7,402	78,442	—
Net income (loss)	$9,630,381	$14,467,527	$(42,754)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.20	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000	12,215,909
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	14,375,000	$1,438	$—	$(62,645,668)	$(62,644,230)
Net loss	—	—	—	—	—	(941,744)	(941,744)
Balance - March 31, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(63,587,412)	$(63,585,974)
Net income	—	—	—	—	—	5,778,890	5,778,890
Balance - June 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(57,808,522)	$(57,807,084)
Net income	—	—	—	—	—	9,630,381	9,630,381
Balance - September 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(48,178,141)	$(48,176,703)

For the Period from August 18, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(42,754)	(42,754)
Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(42,754)	$(17,754)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from August 18,
		2020 (inception)
	Nine Months Ended	through
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$14,467,528	$(42,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(16,385,000)	—
Loss on issuance of derivative warrant liabilities	420,000	—
Interest earned on investments held in Trust Account	(78,442)	—
Changes in operating assets and liabilities:
Prepaid expenses	119,081	—
Accounts payable	1,853	175
Due to related parties	262,653	—
Accrued expenses	649,841	—
Net cash used in operating activities	(542,486)	—

Cash Flows from Financing Activities:
Advance from Sponsor for private placement warrants associated with the initial public offering	—	13,500,000
Proceeds from issuance of working capital loan warrants	1,500,000	—
Net cash provided by financing activities	1,500,000	13,500,000

Net change in cash	957,514	13,500,000

Cash - beginning of the period	916,525	—
Cash - end of the period	$1,874,039	$13,500,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$23,450
Offering costs included in accrued expenses	$—	$295,450
Offering costs included in note payable - related party	$—	$190,641

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the preparation for the initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments in the Trust Account (as defined below).

The Company’s sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated its Initial Public Offering of 57,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (see Note 6).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (see Note 4).

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $1.9 million in its operating bank account and working capital of approximately $0.8 million.

The Company’s liquidity needs through September 30, 2021, have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (as defined in Note 5) that was repaid on October 8, 2020, and the proceeds from the draw on a promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A and prospectus filed by the Company with the SEC on May 27, 2021, and October 2, 2020, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in capital and an increase of approximately $44.2 million to accumulated deficit, as well as a reclassification of

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5,008,455 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on October 13, 2020 and reported as restated in the Company’s amended Annual Report on Form 10-K/A filed on May 27, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance March 31, 2021, and June 30, 2021, is a reclassification of $68.6 million and $62.8 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision on the audited balance sheet as if December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously
	Reported	Adjustment	As Revised
Balance Sheet line items:
Class A ordinary shares subject to possible redemption , $0.0001 par value	$507,355,760	$67,644,240	$575,000,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	676	(676)	—
Class B ordinary shares - $0.0001 par value	1,438	—	1,438
Additional paid-in-capital	23,396,642	(23,396,642)	—
Accumulated deficit	(18,398,746)	(44,246,922)	(62,645,668)
Total shareholders’ equity (deficit)	5,000,010	(67,644,240)	(62,644,230)

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021, and December 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815-15, “Derivatives and Hedging – Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants (as defined in Note 3), Private Placement Warrants and Working Capital Warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such Public Warrants. The fair value of Private Warrants was initially measured at fair value using a Black Scholes simulation model. On May 24, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). The fair value of the Private Warrants, beginning in April 2021 and the Working Capital Warrants have been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred directly attributable to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Public Shares were charged  against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long-term liability as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 51,320,008 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,500,000 ordinary shares of in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended		For the Period from August 18, 2020 (inception)
	September 30, 2021		September 30, 2021		through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,704,306	$1,926,076	$11,574,022	$2,893,506	$—	$(42,754)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000	—	12,215,909
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$0.20	$0.20	$—	$(0.00)

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant (“Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

However, on April 30, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Other Related Party Transactions

As of September 30, 2021, and December 31, 2020, the Company has a balance of $487,403 and $224,750, respectively, due to parties affiliated with our Sponsor, directors and officer of the Company. The amounts owed are attributable to: the administrative service agreement, reimbursable expenses related to the Initial Public Offering process and search for a business combination, and certain invoices paid by related parties on the Company’s behalf.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 and $90,000 in these fees, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021, and December 31, 2020, $90,000 and $30,000, respectively, was included as amounts due to related party in the accompanying condensed balance sheets with respect to such fees.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, and December 31, 2020, there were 10,264,028 Public Warrants, 9,000,000 Private Warrants and 1,000,000 Working Capital Warrants outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 51,320,008 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Amount allocated to Public Warrants	(14,605,000)
Class A ordinary shares issuance costs	(31,555,485)
Plus:
Accretion of carrying value to redemption value	46,160,485
Class A ordinary shares subject to possible redemption	$575,000,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 51,320,008 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).

Class B Ordinary Shares  —  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 14,375,000 issued and outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2021

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Mutual Funds	$575,190,507	$—	$—

Liabilities:
Derivative warrant liabilities - Public Warrants	$15,525,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$12,150,000	$—
Derivative warrant liabilities - Working Capital Warrants	$—	$1,350,000	$—

December 31, 2020

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
U.S. Treasury Securities	$575,105,000	$—	$—
Money Market Funds	7,065	—	—
	$575,112,065	$—	$—

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,690,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$19,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The valuation of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement in the nine months ended September 30, 2021. There were no other transfers in the three or nine months period ended September 30, 2021.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds that invest solely in U.S. government securities at September 30, 2021 and investments in U.S. Treasury Securities at December 31, 2020. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at their listed trading prices. The fair value of Private Warrants was measured initially using a Black-Scholes analysis which relies upon Level 3 inputs including the underlying stock price and the implied volatility from the traded Public Warrant price. Subsequently, the fair value of the Private Warrants and the Working Capital Warrants initially and subsequently were measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $9.8 million and $16.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

The estimated fair value of the Private Placement Warrants at December 31, 2021 was determined using Level 3 inputs. Inherent in a Black-Scholes analysis are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company’s Level 3 valuation is based on a valuation model utilizing judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31,
2020
Exercise price	$11.50
Volatility	26.8%
Stock price	$10.42
Expected life of the options to convert	6.25
Risk-free rate	0.54%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at January 1, 2021	$19,800,000
Change in fair value of derivative warrant liabilities - Level 3	180,000
Derivative warrant liabilities - Level 3, at March 31, 2021 - Level 3	19,980,000
Transfer of Private Warrants to Level 2	(19,980,000)
Derivative warrant liabilities - Level 3, at June 30, 2021 and September 30, 2021	$—

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

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

Our sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (“Sponsor”). The registration statement for our initial public offering was declared effective on October 1, 2020 (the “Initial Public Offering”). On October 6, 2020, we consummated our Initial Public Offering of 57,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions (see Note 6).

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million (see Note 4).

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

Results of Operations

Our entire activity from January 1, 2021, through September 30, 2021, was in search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $9.6 million, which consisted of approximately $9.8 million of changes in fair value of derivative warrant liabilities and approximately $7,000 of interest on the investments held in the Trust Account, partly offset by approximately $220,000 of general and administrative expenses, including $30,000 of general and administrative expenses with a related party.

For the nine months ended September 30, 2021, we had net income of approximately $14.5 million, which consisted of approximately $16.4 million of change in fair value of derivative warrant liabilities and approximately $78,000 of interest on the investments held in the Trust Account, partly offset by $420,000 of loss on the issuance of derivative warrant liabilities and approximately $1.6 million of general and administrative expenses, including $90,000 of general and administrative expenses with a related party.

For the period from August 18, 2020 (inception) through September 30, 2020, we had a net loss of approximately $43,000, which consisted solely of general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $1.9 million in cash and working capital of approximately $0.8 million.

Our liquidity needs up to September 30, 2021, had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $208,000 pursuant to a note issued to our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid a note to our Sponsor the “Note” on October 8, 2020 and the proceeds from the issuance of a promissory note from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan our Company funds as may be required (“Working Capital Loans”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant (“Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, we had no borrowings outstanding under the Working Capital Loans. However, on April 30, 2021, we entered into a noninterest bearing unsecured promissory note with our Sponsor for the principal amount of up to $1.5 million. Our Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund our operations on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note.

Other Related Party Transactions

As of September 30, 2021, we have a balance of $487,403 due to parties affiliated with our Sponsor, directors and officers of the Company. The amounts owed are attributable to: amounts due under the administrative support agreement, reimbursable expenses related to the Initial Public Offering process and search for a business combination, and bills paid by a related party on our behalf.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date that our securities are first listed on the NYSE, for office space, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000 in these fees for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, and December 31, 2020, $90,000 and $30,000, respectively, was included in due to related parties in the accompanying condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 51,320,008 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815-15, “Derivatives and Hedging - Embedded Derivatives”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants. The fair value of Private Warrants was initially measured at fair value using a Black Scholes simulation model. The fair value of the Private Warrants beginning in April 2021 and the Working Capital Warrants have been derived by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,500,000 ordinary shares of in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.   Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report on Form 10-K (Form 10-K/A) filed with the SEC on May 27, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.Defaults upon Senior Securities.

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
Dated: November 15, 2021
	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2021

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)