Form 10-K/A
period 2020-12-31
Vy Global Growth
filed 2022-03-17
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number: 001-39588

Vy Global Growth
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification Number)

Floor 4, Willow House, Cricket Square
Grand Cayman, Cayman Islands	KY1-9010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 427 01 400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-fifth of a warrant to acquire one Class A ordinary share	VYGG.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	VYGG	The New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of March 17, 2022, 5,918,435 units, 51,581,565 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 20,316,337 warrants were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Vy Global Growth, unless the context otherwise indicates.

This Amendment No. 2 ("Amendment No. 2") to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Vy Global Growth as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on May 27, 2021 (the "First Amended Filing").

In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, the Company’s management revised its interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on February 1, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 (the "Post-IPO Balance Sheet"), as previously restated in the First Amended Filing; (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021  (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating its Post-IPO Balance Sheet and the Company's audited financial statements for the period ended December 31, 2020 included in the First Amended Filing in this Amendment No. 2. The unaudited interim financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Vy Global Growth as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Amendment No. 2 to the Annual Report on Form 10-K/A or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to Vy Global Growth, a Cayman Islands exempted company;

•	“founders” are to Alexander Tamas, our Chairman and Chairman of the Board, John Hering, our Chief Executive Officer and Director, Katja Lake, our Chief Financial Officer, and Daniel Schwarz, our Chief Operating Officer;

•	“founder shares” are to our Class B ordinary shares outstanding as of this Amendment No. 2 to the Annual Report on Form 10-K/A and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”)

•	“Initial Public Offering” are to the company’s offering on October 6, 2020 of 57,500,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“our founding team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;

•	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“sponsor” are to Vy Global Growth Management Co., a Cayman Islands limited liability company; and

•	“Vy Capital” are to Vy Capital Holding Company (Cayman) and its affiliates, an affiliate of our sponsor.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Amendment No. 2 to the Annual Report on Form 10-K/A may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 2 to the Annual Report on Form 10-K/A may include, for example, statements about:

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

The forward-looking statements contained in this Amendment No. 2 to the Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Overview

We are a blank check company formed in August 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Amendment No. 2 to the Annual Report on Form 10-K/A as our initial business combination. To date, our efforts have been limited to our organizational activities and activities related to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date and we do not expect to generate operating revenues until we consummate our initial business combination.

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

Market Opportunity

The imbalance between public market demand for high growth technology assets and the rate at which the traditional IPO process supplies investable opportunities creates favorable conditions for our acquisition company and the unique expertise we offer. The vast majority of these late-stage private companies value and seek the benefits of publicly traded shares. They want to provide liquidity to reward and retain their existing employees while improving their ability to attract new talent. They desire the greater financial flexibility afforded by increasing the funding options to support their long- term strategy and operations, including the ability to use their stock to compete for acquisitions against larger incumbents. They also want to enable their existing investors to redeploy capital to fund the next generation of founders building category-defining companies. The impact of a public listing extends beyond a company, its employees, and private institutional investors. Technology IPOs enable individual investors to participate and share in the upside in the sector that has been, and we believe, will continue to be the largest driver of economic growth worldwide for decades to come.

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

After leaving DST, Mr. Tamas founded Vy Capital with a vision of building a technology investment venture capital firm designed to invest in some of the world’s leading companies and own them for decades. Mr. Tamas is also the founder of numerous companies and initiatives, such as the venture- backed data science company, Synaptic, the Alexander Tamas Fellowship at the Future of Humanity Institute at Oxford, a neuroscience research institute at Imperial College, and, together with Mr. Hering, Mr. Tamas helped to form a biosafety initiative in partnership with UCSF and CZ BioHub.

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

Our Sponsorship Team

Vy Capital

Vy Capital is a global technology investment company with over $2 billion in assets under management. Co-founded by Alexander Tamas and John Hering, Vy Capital takes a fundamentally long-term approach partnering with technology founders across the globe to build category defining companies that have the potential to meaningfully impact humanity. Vy Capital makes a small number of concentrated investments in pioneering technology companies and manages capital primarily on behalf of its founders and limited partners. Vy Capital has advisory offices in San Francisco and Dubai.

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

Vy Capital’s core philosophy and investment strategy is defined by the following objectives:

•	We understand the power of technology: We have founded, invested in and scaled technology companies to valuations in the billions. The founders with whom we have partnered value our technical expertise, particularly in cybersecurity, in addition to our operating and strategic advice.

•	We look for businesses that are founder-led with a long-term vision: We are founders at heart and believe that a vision-driven founder mentality and commitment to building for the long-term are critical to business success. We believe that category-defining companies address large markets where sustainable competitive advantages can drive long-term growth and value creation. We aim to maximize our returns and capture value by investing for the long term and viewing opportunities with a multi-decade time horizon.

•	We are deeply involved in the strategic and operational aspects of businesses: Our track record in founding, investing, scaling, and operating successful businesses provides our team with invaluable experience. We have applied this expertise in several of our prior investments and have realized successful outcomes as a result. Examples of our strategic and operational involvement include the hiring of senior management and software engineering teams, the build out of data science platforms, advising on mergers and acquisitions, IPO processes, commercial rollout strategies, new market assessments, product features and ideas, and the orchestration of large private capital raises in addition to our own investments.

•	We believe in the human element of business: We invest heavily in long-term relationships that are built on personal connection and trust. Our proprietary deal sourcing has been enabled by authentic relationships established well before any transaction. Additionally, our partnerships with management teams enable us to become long-standing advisors for the businesses in which we invest. Our portfolio company email addresses, company ID badges, and access to internal data systems reflect the trust we have built with founders and teams.

•	We are selective and have unique access: We have led fundraising rounds in the vast majority of our past investments at Vy Capital and avoid competitive processes. We believe this philosophy, combined with our expertise, maximizes returns for our investors, and drives us to pursue opportunities that are unique and proprietary. With the increase in available capital, we recognize the value of mutual selectivity, and focus on partnering with founders who share our vision, long-term orientation and value our network and expertise.

•	We are driven and empowered by data: As part of our investment process, we employ a data-driven approach to vet and underwrite businesses. We incubated and commercialized our own proprietary data analytics platform, Synaptic, to assess the performance of businesses from the outside in utilizing over 5 billion unique data points every month. This platform enables us to derive key insights about a potential investment before ever meeting the company and is currently utilized by a number of world-class investment firms.

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

Our Forward Purchase Agreement and Committed Capital

We believe our ability to complete our initial business combination will be enhanced by the certainty we bring by entering into a forward purchase agreement with each of the forward purchase investors pursuant to which the forward purchase investors have agreed to purchase, in the aggregate, up to $100,000,000 of forward purchase units. Each forward purchase unit will consist of one Class A ordinary share, or a forward purchase share, and one- fifth of one warrant to purchase on Class A ordinary share, or a forward purchase warrant, at a purchase price of $10.00 per unit, and will be sold in a private placement concurrently with the closing of our initial business combination.

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

Initial Business Combination

The NYSE rules and our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm, which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% but more of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. We will complete our initial business combination only if the post- business combination company in which our public shareholders own shares will own or acquire 50% or more of the outstanding voting securities of the partner or is otherwise not required to register as an investment company under the Investment Company Act. Even if the post business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, provided that in the event that the business combination involves more than one partner business, the 80% be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

Corporate Information

We currently maintain our executive offices at Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Amendment No. 2 to the Annual Report on Form 10-K/A.

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

In addition, we anticipate that partner business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Partner businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to partner businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus related to our Initial Public Offering or this Amendment No. 2 to the Annual Report on Form 10-K/A and know what types of businesses we are pursuing. Our officers and directors, as well as their affiliates, may also bring to our attention partner business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

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

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a) (2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our founding team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to the proceeds of the Initial Public Offering held outside the trust account and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

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

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a partner business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management determined that we do not have sufficient liquidity to meet our obligations in the next twelve months although we have access to funds from the Sponsor that should be sufficient to fund our working capital needs through the consummation of the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by October 6, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 6, 2022.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Our Class A ordinary shares and warrants are listed on NYSE. We expect to continue to meet the minimum initial listing standards set forth in NYSE’s listing standards, our securities may not be, or may not continue to be, listed on NYSE in the future or prior to the completion of our initial business combination. In order to continue listing our securities on NYSE prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 400 round-lot holders. We may not be able to meet those initial listing requirements at that time.

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

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase- in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

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

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Amendment No. 2 to the Annual Report on Form 10-K/A regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 407,625,000 and 5,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A, there will be no preference shares issued and outstanding.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement to be entered into on or prior to the Initial Public Offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Amendment No. 2 to the Annual Report on Form 10-K/A entitled “Description of Securities—Registration and Shareholder Rights.”

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

Although we have no commitments as of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

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

Upon the Initial Public Offering, our initial shareholders will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchased any units in the Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have not or have any current intention to purchase additional securities, other than as disclosed in this Amendment No. 2 to the Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Amendment No. 2 to the Annual Report on Form 10-K/A, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securities—Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.” If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then- current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of this Amendment No. 2 to the Annual Report on Form 10-K/A captioned “Description of Securities—Certain Differences in Corporate Law.”

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period ended December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to our accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10 S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities (a)Market Information

Our units, Class A ordinary shares and warrants are traded on the New York Stock Exchange under the symbols “VYGG.U”, “VYGG” and “VYGG.W”, respectively. Our units commenced public trading on October 2, 2020. Our Class A ordinary shares and warrants began separate trading on November 20, 2020.

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

Sales of Unregistered Securities

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $20.1 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $575,000,000 million of the net proceeds from our Initial Public Offering and private placement warrants) was placed in the trust account. As of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A, we had $1,689,641 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Vy Global Growth,” “our,” “us,” or “we” refer to Vy Global Growth. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment No. 2 to the Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Amendment No. 2 to the Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Amendment No. 2 to the Annual Report on Form 10- K/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited balance sheet as of October 6, 2020, as previously revised in the Amendment No. 1 to the Annual Report on Form 10-K/A (the “First Amended Filing”); and (ii) audited financial statements as of December 31, 2020, and for the period from August 18, 2020 (inception) to December 31, 2020 previously revised in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Pursuant to such re-evaluation, we revised our interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on February 1, 2022, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of October 6, 2020, as previously revised in the First Amended Filing; (ii) audited financial statements as of and for the period ended December 31, 2020 as previously revised in the First Amended Filing; (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the affected periods in an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

If we are unable to complete a Business Combination within 24 months (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Management determined that we do not have sufficient liquidity to meet our obligations in the next twelve months although we have access to funds from the Sponsor that should be sufficient to fund our working capital needs through the consummation of the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by October 6, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 6, 2022.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 57,500,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 18, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 2 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 to the Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement, as previously restated in our Amendment No. 1 to the Annual Report on Form 10-K/A filed on May 27, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Amendment No. 2 to the Annual Report on Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. .

Item 9b.	Other Information

None.

Item 9c.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A, our officers and directors are as follows:

Name	Age	Position
Alexander Tamas	44	Chairman and Chairman of the Board
John Hering	38	Chief Executive Officer and Director
Katja Lake	45	Chief Financial Officer
Daniel Schwarz	47	Chief Operating Officer
Hugo Barra	45	Director
Julie Herendeen	56	Director
Steve Huffman	38	Director
Sujay Jaswa	41	Director
Justin Kan	38	Director
Javier Olivan	44	Director

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

As more fully discussed in the section of this Amendment No. 2 to the Annual Report on Form 10-K/A entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from August 18, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $69,010.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from August 18, 2020 (inception) to December 31, 2020, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2020, we did not pay Withum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from August 18, 2020 (inception) to December 31, 2020, we did not pay Withum any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Amendment No. 2 to the Annual Report on Form 10-K/A the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association(1)

4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company(1)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Ordinary Share Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.5	Description of the Registrant’s Securities*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company(1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory(1)

10.3	Private Placement Warrants Agreement between the Company and the Sponsor(1)

10.5	Letter Agreement, by and among the Company, the Sponsor and each director and officer of the Company(1)

14.1	Code of Ethics(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’ Form 8-K, filed with the SEC on October 7, 2020.

(2)	Incorporated by reference to the Company’ Registration Statement on Form S-1, filed with the SEC on September 15, 2020.

(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2022

Vy Global Growth

/s/ John Hering
Name:	John Hering
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Tamas	Chairman and Chairman of the Board	March 17, 2022
Alexander Tamas

/s/ John Hering	Chief Executive Officer, Director	March 17, 2022
John Hering	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Katja Lake	Chief Financial Officer	March 17, 2022
Katja Lake	(Principal Financial and Accounting Officer)

/s/ Daniel Schwarz	Chief Operating Officer	March 17, 2022
Daniel Schwarz

/s/ Hugo Barra	Director	March 17, 2022
Hugo Barraa

/s/ Julie Herendeen	Director	March 17, 2022
Julie Herendeen

/s/ Steve Huffman	Director	March 17, 2022
Steve Huffman

/s/ Sujay Jaswa	Director	March 17, 2022
Sujay Jaswa

/s/ Justin Kan	Director	March 17, 2022
Justin Kan

/s/ Javier Olivan	Director	March 17, 2022
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 26, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 16, 2022

VY GLOBAL GROWTH

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$916,525
Prepaid expenses	302,833
Total current assets	1,219,358
Investments held in Trust Account	575,112,065
Total Assets	$576,331,423

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Due to related parties	$224,750
Accrued expenses	135,903
Total current liabilities	360,653
Deferred underwriting commissions	20,125,000
Derivative warrant liabilities	43,490,000
Total liabilities	63,975,653

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares issued and outstanding at $10.00 per share redemption value	575,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	-
Accumulated deficit	(62,645,668)
Total shareholders' deficit	(62,644,230)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$576,331,423

The accompanying notes are an integral part of these financial statements

VY GLOBAL GROWTH

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

General and administrative expenses	$368,363
General and administrative expenses - related party	30,000
Total operating expenses	(398,363)
Change in fair value of derivative warrant liabilities	(17,275,000)
Financing costs - derivative warrant liabilities	(837,448)
Interest earned on investments held in Trust Account	112,065
Net loss	$(18,398,746)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	36,783,088
Basic and diluted net loss per share, Class A ordinary shares	$(0.37)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,607,537
Basic and diluted net loss per share, Class B ordinary shares	$(0.37)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	1,890,000	-	1,890,000
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	(1,913,562)	(44,246,922)	(46,160,484)
Net loss	-	-	-	-	-	(18,398,746)	(18,398,746)
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(62,645,668)	$(62,644,230)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from August 18, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$(18,398,746)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	17,275,000
Interest earned on investments held in Trust Account	(112,065)
Financing costs - derivative warrant liabilities	837,448
Changes in operating assets and liabilities:
Prepaid expenses	(302,833)
Due to related parties	130,205
Accrued expenses	60,903
Net cash used in operating activities	(467,509)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(208,220)
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(11,907,746)
Net cash provided by financing activities	576,384,034

Net change in cash	916,525

Cash - beginning of the period	-
Cash - end of the period	$916,525

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$94,545
Offering costs included in accrued expenses	$75,000
Offering costs included in note payable - related party	$190,641
Deferred underwriting commissions	$20,125,000

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

As of December 31, 2020, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

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

Management determined that the Company does not have sufficient liquidity to meet its obligations in the next twelve months although it has access to funds from the Sponsor that should be sufficient to fund the Company's working capital needs through the consummation of the Business Combination. However, in connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

Management have evaluated the impact of the COVID-19 pandemic on the industry and concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. As a result, the Company is restating its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to restate earnings per share. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 13, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 27, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021. These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020 (the “Affected 2020 Periods”). The quarterly periods ended March 31, 2021, and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected 2020 Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The impact of the restatement to the Post-IPO Balance Sheet is as follows:

As of October 6, 2020	As Previously Restated	Adjustment	As Restated
Total assets	$577,343,800		$577,343,800
Total liabilities	$47,428,343		$47,428,343
Class A ordinary shares subject to possible redemption	524,915,450	50,084,550	575,000,000
Preferred shares	-	-	-
Class A ordinary shares	501	(501)	-
Class B ordinary shares	1,438	-	1,438
Additional paid-in capital	5,880,755	(5,880,755)	-
Accumulated deficit	(882,687)	(44,203,294)	(45,025,981)
Total shareholders' equity (deficit)	$5,000,007	$(50,084,550)	$(45,084,543)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$577,343,800	$-	$577,343,800
Shares of Class A ordinary shares subject to possible redemption	52,491,545	5,008,455	57,500,000
Shares of Class A non-redeemable ordinary share	5,008,455	(5,008,455)	-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Previously Restated	Adjustment	As Restated
Total assets	$576,331,423		$576,331,423
Total liabilities	$63,975,653		$63,975,653
Class A ordinary shares subject to possible redemption	507,355,760	67,644,240	575,000,000
Preferred shares	-	-	-
Class A ordinary shares	676	(676)	-
Class B ordinary shares	1,438	-	1,438
Additional paid-in capital	23,396,642	(23,396,642)	-
Accumulated deficit	(18,398,746)	(44,246,922)	(62,645,668)
Total shareholders' equity (deficit)	$5,000,010	$(67,644,240)	$(62,644,230)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$576,331,423	$-	$576,331,423
Shares of Class A ordinary shares subject to possible redemption	50,735,576	6,764,424	57,500,000
Shares of Class A non-redeemable ordinary share	6,764,424	(6,764,424)	-

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The impact of the restatement to the previously reported statement of cash flows (as restated) for the period ended December 31, 2020, is presented below:

For the Period from August 18, 2020 (inception) through December 31, 2020

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$524,915,450	$(524,915,450)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(17,559,690)	$17,559,690	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings (loss) per ordinary share is presented below for the period ended December 31, 2020:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
For the Period from August 18, 2020 (inception) through December 31, 2020
Net loss	$(18,398,746)	$-	$(18,398,746)
Weighted average shares outstanding - Class A ordinary shares	57,500,000	(20,716,912)	36,783,088
Basic and diluted earnings (losses) per share - Class A ordinary shares	$0.00	$(0.37)	$(0.37)
Weighted average shares outstanding - Class B ordinary shares	13,708,333	(100,796)	13,607,537
Basic and diluted losses per share - Class B ordinary shares	$(1.35)	$0.98	$(0.37)

Going Concern

Subsequent to our previously issued in First Amended Filing, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022 or January 6, 2023, the end to the extension period, if applicable, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and for the period from August 18, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Amendment No. 2 to the Annual Report on Form 10- K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. As of December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

The fair value of Public Warrants was calculated using Monte Carlo model and the fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants has been measured by the trading price of the warrants which began to separately trade in November 2020.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,500,000 ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	From August 18, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted loss per ordinary share:
Numerator:
Allocation of net loss	$(13,430,330)	$(4,968,416)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	36,783,088	13,607,537

Basic and diluted net loss per ordinary share	$(0.37)	$(0.37)

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 19, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for the issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). The Sponsor had agreed to forfeit up to an aggregate of 1,875,000 Founder Shares to the extent that the option to purchase additional units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on October 6, 2020; thus, these shares were no longer subject to forfeiture.

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity on the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Amount allocated to Public Warrants	(14,605,000)
Class A ordinary shares issuance costs	(31,555,484)
Plus:
Accretion of carrying value to redemption value	46,160,484
Class A ordinary shares subject to possible redemption	$575,000,000

NOTE 10. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 9).

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

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and as of December 31, 2020 they have been measured using their listed trading price. The fair value of Private Warrants was measured using a Black- Scholes analysis; which relied upon appropriate inputs derived from the Monte Carlo simulation of the Public Warrants including the underlying stock price and the implied volatility from the traded Public Warrant price. For the period from August 18, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $17.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for both the Public and Private Warrants on October 6, 2020 and for the Private Placement Warrants only as of December 31, 2020:

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 18, 2020 (inception) through December 31, 2020 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Derivative warrant liabilities as of August 18, 2020 (inception)	$-	$-	$-
Issuance of Public and Private Warrants - Level 3	11,610,000	14,605,000	26,215,000
Transfer of Public Warrants of Level 1	-	(14,605,000)	(14,605,000)
Change in fair value of derivative warrant liabilities	8,190,000	-	8,190,000
Derivative warrant liabilities - Level 3, as of December 31, 2020	$19,800,000	$-	$19,800,000

NOTE 12. SUBSEQUENT EVENTS

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