Form 10-Q/A
period 2021-09-30
Vy Global Growth
filed 2022-03-17
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021 and for the Period from August 18, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2021 and for the Period from August 18, 2020 through September 30, 2020	5

	Unaudited Condensed Statements of Cash Flows for the Nine Months ended September 30, 2021, and for the Period from August 18, 2020 (inception) through September 30, 2020	6

	Notes to Unaudited Condensed Financial Statements (as restated)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures (as restated)	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Vy Global Growth unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Vy Global Growth as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on October 6, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previous financial statements within Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously reported financial statements.

Therefore, on March 17, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 8, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Original Filing (collectively, the “Affected Quarterly Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods in this filing.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

VY GLOBAL GROWTH

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,874,039	$916,525
Prepaid expenses	183,751	302,833
Total current assets	2,057,790	1,219,358
Investments held in Trust Account	575,190,507	575,112,065
Total Assets	$577,248,297	$576,331,423

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,853	$—
Due to related parties	487,403	224,750
Accrued expenses	785,744	135,903
Total current liabilities	1,275,000	360,653
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	29,025,000	43,490,000
Total liabilities	50,425,000	63,975,653

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(48,178,141)	(62,645,668)
Total shareholders’ deficit	(48,176,703)	(62,644,230)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$577,248,297	$576,331,423

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

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	14,375,000	$1,438	$—	$(62,645,668)	$(62,644,230)
Net loss	—	—	—	—	—	(941,744)	(941,744)
Balance - March 31, 2021 (unaudited) as restated, See note 2	—	$—	14,375,000	$1,438	$—	$(63,587,412)	$(63,585,974)
Net income	—	—	—	—	—	5,778,890	5,778,890
Balance - June 30, 2021 (unaudited) as restated, See note 2	—	$—	14,375,000	$1,438	$—	$(57,808,522)	$(57,807,084)
Net income	—	—	—	—	—	9,630,381	9,630,381
Balance - September 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(48,178,141)	$(48,176,703)

For the Period from August 18, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Net loss	—	—	—	—	—	(42,754)	(42,754)
Balance - September 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(42,754)	$(17,754)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from August 18,
		2020 (inception)
	Nine Months Ended	through
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$14,467,527	$(42,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(16,385,000)	—
Loss on issuance of derivative warrant liabilities	420,000	—
Interest earned on investments held in Trust Account	(78,442)	—
Changes in operating assets and liabilities:
Prepaid expenses	119,082	—
Accounts payable	1,853	175
Due to related parties	262,653	—
Accrued expenses	649,841	—
Net cash used in operating activities	(542,486)	—

Cash Flows from Financing Activities:
Advance from Sponsor for private placement warrants associated with the initial public offering	—	13,500,000
Proceeds from issuance of working capital loan warrants	1,500,000	—
Net cash provided by financing activities	1,500,000	13,500,000

Net change in cash	957,514	13,500,000

Cash - beginning of the period	916,525	—
Cash - end of the period	$1,874,039	$13,500,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$23,450
Offering costs included in accrued expenses	$—	$295,450
Offering costs included in note payable - related party	$—	$190,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or October 6, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 2 to the Form 10-K/A and the final prospectus filed by the Company with the SEC on March 17, 2022, and October 2, 2020, respectively.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$576,170,664		$576,170,664
Total liabilities	$64,756,638		$64,756,638
Class A ordinary shares subject to possible redemption	506,414,020	68,585,980	575,000,000
Preferred shares	—	—	—
Class A ordinary shares	686	(686)	—
Class B ordinary shares	1,438	—	1,438
Additional paid-in capital	24,338,372	(24,338,372)	—
Accumulated deficit	(19,340,490)	(44,246,922)	(63,587,412)
Total shareholders’ equity (deficit)	$5,000,006	$(68,585,980)	$(63,585,974)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$576,170,664	$—	$576,170,664
Shares of Class A ordinary shares subject to possible redemption	50,641,402	6,858,598	57,500,000
Shares of Class A non-redeemable ordinary share	6,858,598	(6,858,598)	—

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three months ended March 31, 2021 (unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(941,740)	$941,740	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$577,473,170		$577,473,170
Total liabilities	$60,280,254		$60,280,254
Class A ordinary shares subject to possible redemption	512,192,910	62,807,090	575,000,000
Preferred shares	—	—	—
Class A ordinary shares	628	(628)	—
Class B ordinary shares	1,438	—	1,438
Additional paid-in capital	18,559,540	(18,559,540)	—
Retained earnings (accumulated deficit)	(13,561,600)	(44,246,922)	(57,808,522)
Total shareholders’ equity (deficit)	$5,000,006	$(62,807,090)	$(57,807,084)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$577,473,170	$—	$577,473,170
Shares of Class A ordinary shares subject to possible redemption	51,219,291	6,280,709	57,500,000
Shares of Class A non-redeemable ordinary share	6,280,709	(6,280,709)	—

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$4,837,150	$(4,837,150)	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three months ended March 31, 2021 (unaudited)
Net loss	$(941,744)	$—	$(941,744)
Weighted average shares outstanding - Class A ordinary shares	57,500,000	—	57,500,000
Basic and diluted earnings (losses) per share - Class A ordinary shares	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted losses per share - Class B ordinary shares	$(0.07)	$0.06	$(0.01)
Three months ended June 30, 2021 (unaudited)
Net income	$5,778,890	$—	$5,778,890
Weighted average shares outstanding - Class A ordinary shares	57,500,000	—	57,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.08	$0.08
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted earnings per share - Class B ordinary shares	$0.40	$(0.32)	$0.08
Six months ended June 30, 2021 (unaudited)
Net income	$4,837,146	$—	$4,837,146
Weighted average shares outstanding - Class A ordinary shares	57,500,000	—	57,500,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.07	$0.07
Weighted average shares outstanding - Class B ordinary shares	14,375,000	—	14,375,000
Basic and diluted earnings per share - Class B ordinary shares	$0.33	$(0.26)	$0.07

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended		For the Period from August 18, 2020 (inception)
	September 30, 2021		September 30, 2021		through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,704,305	$1,926,076	$11,574,022	$2,893,506	$—	$(42,754)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000	—	12,215,909
Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$0.20	$0.20	$—	$(0.00)

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, and December 31, 2020, there were 11,500,000 Public Warrants, 9,000,000 Private Warrants and 1,000,000 Working Capital Warrants outstanding.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 57,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity on the condensed balance sheets.

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

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020, there were 57,500,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 8).

Class B Ordinary Shares  —  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 14,375,000 issued and outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Level 1 assets include investments in money market funds that invest solely in U.S. government securities as of September 30, 2021 and investments in U.S. Treasury Securities as of December 31, 2020. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

The estimated fair value of the Private Placement Warrants as of December 31, 2021 was determined using Level 3 inputs. Inherent in a Black-Scholes analysis are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company’s Level 3 valuation is based on a valuation model utilizing judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or October 6, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by October 6, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 6, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.   Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in Amendment No. 2 to our Annual Report on Form 10-K (Form 10-K/A) filed with the SEC on March 17, 2022.

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
Dated: March 17, 2022
	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: March 17, 2022

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)