Form 10-K
period 2021-12-31
Vy Global Growth
filed 2022-04-06
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission File Number: 001-39588

Vy Global Growth

(Exact name of registrant as specified in its charter)

incorporation or organization)
Cayman Islands (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Floor 4, Willow House, Cricket Square Grand Cayman, Cayman Islands	KY1-9010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 971 427 01 400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of a warrant to acquire one Class A ordinary share	VYGG.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	VYGG	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VYGG.W	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ◻

Based on the closing price of $9.95 per share on June 30, 2021, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was $513,236,572.

As of April 5, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 21,500,000 warrants were issued and outstanding, respectively.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“company,” “we,” “us,” “our,” or “our company” are to Vy Global Growth, a Cayman Islands exempted company;
●	“founders” are to Alexander Tamas, our Chairman and Chairman of the Board, John Hering, our Chief Executive Officer and Director, Katja Lake, our Chief Financial Officer, and Daniel Schwarz, our Chief Operating Officer;
●	“founder shares” are to our Class B ordinary shares outstanding as of this Annual Report on Form 10-K and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”)
●	“Initial Public Offering” are to the company’s offering on October 6, 2020 of 57,500,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-fifth of one redeemable warrant;
●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“our founding team” are to our executive officers and directors;
●	“private placement warrants” are to the warrants sold to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering and to be issued upon conversion of working capital loans, if any;
●	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“sponsor” are to Vy Global Growth Management Co., a Cayman Islands limited liability company; and
●	“Vy Capital” are to Vy Capital Holding Company (Cayman) and its affiliates, an affiliate of our sponsor.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective partner business or businesses;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective partner businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Item 1A- Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 coronavirus pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	We may not be able to consummate an initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	The New York Stock Exchange (“NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.
●	We may not hold an annual general meeting until after the consummation of our initial business combination.
●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
●	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On August 19, 2020, our sponsor paid an aggregate of $25,000 in exchange for 14,375,000 Class B ordinary shares, or approximately $0.002 per share.

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

Upon the consummation of the Initial Public Offering and the private placement, a total of $575,000,000 was deposited in a U.S.-based trust account, maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the private placement amounted to approximately $32.3 million, consisting of $20.1 million of deferred underwriting costs and approximately $208,000 was used to repay to our sponsor our borrowings under the $300,000 promissory note payable and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

With this global opportunity, private technology company formation has exploded. In 2011, approximately 11,000 private companies raised $67 billion in venture capital. In 2019, the number of companies who raised capital had more than doubled while funding more than quadrupled, according to PitchBook. Private valuations have increased as well. Since 2010, the number of private technology companies valued over $1 billion has increased from 18 to 941, based on PitchBook data. In 2020 to date, 578 were added, 32x the total number in existence in 2010. The trajectory to $1 billion is shortening as the velocity of change accelerates. Between 2005 and 2010, the median time to reach a $1 billion valuation was 8 years, among private technology companies worldwide. For the companies who achieved this milestone after 2014, the median time was 3 years.

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

John Hering serves as our Chief Executive Officer and on our board of directors. Mr. Hering is also a founding Partner at Vy Capital. Mr. Hering has spent his entire career as a technology founder, entrepreneur, and investor. He co-founded Lookout, a leading global cybersecurity company. Lookout protects over 175 million devices globally and works with many of the largest organizations in the world including the US Department of Defense and the New Zealand Defense Force. Lookout is backed by over $380 million in venture capital from investors including Andreessen Horowitz, Blackrock, T. Rowe Price, Goldman Sachs, Morgan Stanley, and Qualcomm. Mr. Hering served as the company’s Chief Executive Officer until March 2014, and he currently serves as a Co-Founder and Executive Director.

Mr. Hering also co-founded Coalition, a leading global cybersecurity insurance company. Partnered with leading global insurer Swiss Re Corporate Solutions, Coalition is the leading provider of cyber insurance and security, combining comprehensive insurance and proactive cybersecurity tools to help businesses manage and mitigate cyber risk. Coalition is backed by over $575 million in venture capital from leading investors including Durable Capital, General Atlantic, Hillhouse Capital, Ribbit Capital, and Vy Capital.

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

Our Investment and Operations Team

Vy Capital’s investment and operations team is led by the management team and includes the following key team members:

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

Vy Capital’s core philosophy and investment strategy is defined by the following objectives:

●	We understand the power of technology: We have founded, invested in and scaled technology companies to valuations in the billions. The founders with whom we have partnered value our technical expertise, particularly in cybersecurity, in addition to our operating and strategic advice.
●	We look for businesses that are founder-led with a long-term vision: We are founders at heart and believe that a vision-driven founder mentality and commitment to building for the long-term are critical to business success. We believe that category-defining companies address large markets where sustainable competitive advantages can drive long-term growth and value creation. We aim to maximize our returns and capture value by investing for the long term and viewing opportunities with a multi-decade time horizon.
●	We are deeply involved in the strategic and operational aspects of businesses: Our track record in founding, investing, scaling, and operating successful businesses provides our team with invaluable experience. We have applied this expertise in several of our prior investments and have realized successful outcomes as a result. Examples of our strategic and operational involvement include the hiring of senior management and software engineering teams, the build out of data science platforms, advising on mergers and acquisitions, IPO processes, commercial rollout strategies, new market assessments, product features and ideas, and the orchestration of large private capital raises in addition to our own investments.

●	We believe in the human element of business: We invest heavily in long-term relationships that are built on personal connection and trust. Our proprietary deal sourcing has been enabled by authentic relationships established well before any transaction. Additionally, our partnerships with management teams enable us to become long-standing advisors for the businesses in which we invest. Our portfolio company email addresses, company ID badges, and access to internal data systems reflect the trust we have built with founders and teams.
●	We are selective and have unique access: We have led fundraising rounds in the vast majority of our past investments at Vy Capital and avoid competitive processes. We believe this philosophy, combined with our expertise, maximizes returns for our investors, and drives us to pursue opportunities that are unique and proprietary. With the increase in available capital, we recognize the value of mutual selectivity, and focus on partnering with founders who share our vision, long-term orientation and value our network and expertise.
●	We are driven and empowered by data: As part of our investment process, we employ a data-driven approach to vet and underwrite businesses. We incubated and commercialized our own proprietary data analytics platform, Synaptic, to assess the performance of businesses from the outside in utilizing over 5 billion unique data points every month. This platform enables us to derive key insights about a potential investment before ever meeting the company and is currently utilized by a number of world-class investment firms.

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

●	Founder mindset: We don’t just know founders, we are founders. We believe that this mentality enables us to build strong and lasting relationships with operators and enables us to provide differentiated advice for our partners.
●	Long-term commitment: We invest in businesses that have long-term potential and an opportunity to define an industry. We are therefore committed to providing advice and expertise that has the long-term success of a business in mind rather than optimizing solely for quarterly performance. We believe that this will be valuable as we collaborate with management teams following our initial business combination.
●	Inherently global: We have built, operated, and invested in firms across the globe, including in the United States, Asia, and Europe. We apply lessons learned from an investment in one geography across all others with a globally distributed team designed to meet entrepreneurs where they live. We believe our global approach is instrumental in supporting our initial business combination.
●	Strategic, operational, and capital advice: We have a strong track record of building and scaling businesses. Our success in these companies has been predicated on our ability to provide strong strategic, operational, and capital advice. We believe this balanced approach allows us to provide a broad range of value to businesses that we partner with.
●	Proprietary deal sourcing: We believe that the lessons we have learned through our proprietary deal sourcing process can be applied to enable and empower businesses. We seek to evaluate opportunities where we can apply this expertise and knowledge in order to drive value.

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

Our Indication of Interest

Our sponsor has indicated an interest to purchase up to an aggregate of 10,000,000 of our Class A ordinary shares (for $10.00 per share or $100,000,000 in the aggregate) in a private placement that would occur concurrently with the consummation of our initial business combination. The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. We are not under any obligation to sell any such shares. Such investment would be made on terms and conditions determined at the time of the business combination. We anticipate that cash forward purchase unit will consist of one Class A ordinary share, or a forward purchase share, and one-fifth of one warrant to purchase on Class A ordinary share, or a forward purchase warrant, at a purchase price of $10.00 per unit, and will be sold in a private placement concurrently with the closing of our initial business combination.

The terms of the forward purchase shares and forward purchase warrants, respectively, will generally be identical to the terms of the shares of Class A ordinary shares and the redeemable warrants included in the units publicly issued, except that the forward purchase shares will have certain registration rights, as described herein.

We believe our indications of interest will make us more attractive to a potential business combination target.

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

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placements warrants, a forward purchase agreement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the rules of NYSE and our amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;
●	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the partner business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination; other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into initial business combinations, and there are still many companies preparing for an initial public offering, as well as many such companies in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Additionally, the COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The average percentage of shares for which redemption rights have been exercised in recent business combinations by other special purpose acquisition companies increased substantially in the second half of 2021 and remains very high during 2022 year-to-date. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the- counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter
●	addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We have issued public warrants to purchase 11,500,000 Class A ordinary shares as part of the units offered and, simultaneously with the Initial Public Offering, we have issued in a private placement 9,000,000 private placement warrants at $1.50 per warrant 1,000,000 private placement warrants pursuant to working capital loans, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities—Warrants-Public Warrants- Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

We have been advised by Campbells LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

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

As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Form 10-K. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters, pandemics and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas or other restrictions on certain imports, such as the sanctions placed against Russia in connection with the military conflict between Russia and Ukraine. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

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

On December 31, 2021, there were 1 holder of record of our units,1 holder of record of our Class A ordinary shares, 7 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

Not applicable.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10- K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 18, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”).

Our sponsor is Vy Global Growth Management Co., a Cayman Islands limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 1, 2020 (the “ Initial Public Offering”). On October 6, 2020, we consummated our Initial Public Offering of 57,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), which included the exercise of the underwriters’ option to purchase an additional 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.4 million, inclusive of approximately $20.1 million in deferred underwriting commissions.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 9,000,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13.5 million.

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months (or October 6, 2022), or 27 months (or January 6, 2023) if we have executed a letter of intent, an agreement in principle, or a definitive agreement for an initial Business Combination within 24 months (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii)  as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from August 18, 2020 (inception) through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had a net income of approximately $18.4 million which consisted of a approximately $20.5 million gain from changes in the fair value of derivative warrant liabilities and approximately $91,000 of income from interest earned on the investments held in the Trust Account, partially offset by approximately $1.7 million of general and administrative expenses, including $120,000 of general and administrative expenses - related party, and $420,000 in loss on issuance of working capital derivative warrant liabilities associated with the working capital loan (the “Working Capital Loan”).

For the period from August 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $18.4 million which consisted of a approximately $17.3 million loss from the change in fair value of derivative warrant liabilities, approximately $837,000 of financing costs associated with derivative warrant liabilities, and approximately $398,000 of general and administrative expenses, including $30,000 of general and administrative expenses- related party, offset by approximately $112,000 of income from interest earned on the investments held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $1.8 million in cash and working capital of approximately $0.7 million.

Our liquidity needs up to December 31, 2021 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares (as defined under Related Party Transactions below), a loan of approximately $208,000 pursuant to the Note issued to our Sponsor (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on October 8, 2020 and the proceeds from the issuance of a promissory note from our Sponsor on May 24, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us with funds as may be required (the “Working Capital Loans”). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Our management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or October 6, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until October 6, 2022; however, there can be no assurances that this estimate is accurate.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in Note 7 to the financial statements contained herein, and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. No future borrowings are permitted under this Note.

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant (the “Working Capital Warrants”). The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, we had no borrowings outstanding under the Working Capital Loans. On April 30, 2021, we entered into a noninterest bearing unsecured promissory note with our Sponsor for the principal amount of up to $1.5 million. Our Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling our Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund our operations on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note. As with the Public Warrants and Private Placement Warrants, the Working Capital Warrants are recognized as liabilities at fair value. The conversion to the Working Capital Warrants resulted in a $420,000 loss as the fair value of the warrants on the conversion date resulted in a approximately $1.9 million liability, exceeding the $1.5 million principal amount obtained from the note. As of December 31, 2021, the fair value of the Working Capital Warrants was approximately $1.2 million.

Other Related Party Transactions

As of December 31, 2021 and December 31, 2020, we have a balance of $517,403 and $224,750 due to parties affiliated with our Sponsor, directors and officers of the Company, respectively. The amounts owed are attributable to amounts due under the administrative support agreement, reimbursable expenses related to the Initial Public Offering process and search for a Business Combination, and bills paid by a related party on our behalf.

Administrative Services Agreement

We agreed to pay our Sponsor a total of $10,000 per month, commencing on the date that our securities are first listed on the NYSE, for office space, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $120,000 and $30,000 in these fees for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, $120,000 and $30,000, respectively, were included as amounts due to related party in the accompanying balance sheets with respect to such fees.

In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors, or any of their respective affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on interest earned on the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,500,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently measured by the listed trading price of the separately traded warrants. The fair value of Private Placement Warrants was initially measured at fair value using a Black Scholes simulation model. The fair value of the Private Placement Warrants beginning in April 2021 and the Working Capital Warrants have been derived by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.       Financial Statements and Supplementary Data.

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, our management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of October 6, 2020, our annual financial statements for the period ended

December 31, 2020 and our interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by us and the presentation of earnings per share. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.        Other Information

None.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Alexander Tamas	44	Chairman and Chairman of the Board
John Hering	38	Chief Executive Officer and Director
Katja Lake	45	Chief Financial Officer
Daniel Schwarz	47	Chief Operating Officer
Hugo Barra	46	Director
Julie Herendeen	56	Director
Steve Huffman	38	Director
Sujay Jaswa	42	Director
Justin Kan	38	Director
Javier Olivan	44	Director

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

John Hering serves as our Chief Executive Officer and on our board of directors. Mr. Hering is also a founding Partner at Vy Capital, where he has been a Partner since 2015. Mr. Hering has spent his entire career as a technology founder, entrepreneur, and investor. He co-founded Lookout, a leading global cybersecurity company, in 2007. Lookout protects over 175 million devices globally and works with many of the largest organizations in the world including the US Department of Defense and the New Zealand Defense Force. Lookout is backed by over $380 million in venture capital from investors including Andreessen Horowitz, Blackrock, T. Rowe Price, Goldman Sachs, Morgan Stanley, and Qualcomm. Mr. Hering served as the company’s Chief Executive Officer until March 2014, and he currently serves as a Co-Founder and Executive Director.

Mr. Hering also co-founded Coalition, a leading global cybersecurity insurance company, in 2017 and currently serves as a Co-Founder and a member of the board of directors. Partnered with leading global insurer Swiss Re Corporate Solutions, Coalition is the leading provider of cyber insurance and security, combining comprehensive insurance and proactive cybersecurity tools to help businesses manage and mitigate cyber risk. Coalition is backed by over $575 million in venture capital from leading investors including Durable Capital, General Atlantic, Hillhouse Capital, Ribbit Capital, and Vy Capital. Mr. Hering has served on the board of directors of HackerOne since 2014 and the board of directors of Redacted, Inc., where he is also a Co-Founder, since 2015.

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

Hugo Barra serves on our board of directors. Hugo Barra is the CEO and co-founder of Detect, a fast-growing U.S. startup working in at-home diagnostics products. Prior to Detect, Hugo was at Facebook for 4 years, where he led the Oculus Virtual Reality division and the company's early metaverse investment which led to the company re-brand to Meta. Prior to Facebook, Mr. Barra was Vice President of Xiaomi’s Global division responsible for the company’s products and operations in all markets outside of Mainland China from 2013 to 2017. Mr. Barra led the company’s entry into 20 countries including India, Indonesia, Russia and Spain, which contributed materially to the company’s $54 billion IPO in Hong Kong in 2018.

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

Julie Herendeen serves on our board of directors. Ms. Herendeen has over 25 years of experience launching and scaling enduring technology brands, managing global businesses and building high performance marketing and product teams. From 2019 to 2021, Ms. Herendeen was the Chief Marketing of PagerDuty, a pioneer in Digital Operations Management, where she helped lead the company’s transition to the public markets. Ms. Herendeen has also served as a director on the board at Hootsuite from since 2021, served as a director on the board of HubSpot from 2016 to 2022 and also served as an advisory board member at PagerDuty from 2017 to 2019, prior to joining as Chief Marketing Officer. Ms. Herendeen holds a master’s degree in business administration from Harvard University and a bachelor’s degree in economics from the University of California, Berkeley. Ms. Herendeen was selected to serve on our board of directors due to her global marketing expertise, public company experience, and for her experience advising technology businesses in her capacity as a board member.

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

Sujay Jaswa serves on our board of directors. Since 2016 Mr. Jaswa has been the Co-Founder and Managing Partner of WndrCo, a technology holding company, where he serves as Chairman of Aura, Twingate, and VPN Super. Mr. Jaswa also led investments in 1Password, Databricks, Figma, and others.

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

Javier Olivan serves on our board of directors. Mr. Olivan is the Vice President of Cross-Meta Products and Infrastructure at Meta Since 2007, he has been responsible for Meta's international efforts, setting strategy and driving the growth of their global user base through product, marketing and internationalization initiatives. He currently leads the products and functions that span the four large Meta applications: Facebook, Instagram, WhatsApp, and Messenger. This includes their growth efforts, integrity, ads, commerce, payments and social impact efforts. Beyond his product teams, he also manages Meta's infrastructure organization which builds the foundation atop which Meta's applications are built, including all global data centers. Prior to joining Meta, Javier was a product manager at Siemens Mobile where he led a cross-functional team charged with the development and market launch of handset devices. Earlier in his career, he worked for NTT Corporation in Japan as a research and development engineer and was responsible for developing software that enabled high-quality wireless video transmission to mobile devices. He sits on the board of Endeavor, a nonprofit supporting the global entrepreneurial ecosystem.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our filings and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our filings; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee’s charter, provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Our board of directors has determined that each of Julie Herendeen and Justin Kan are independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION

Alexander Tamas	Vy Capital	Venture Capital Firm	Partner
John Hering	Vy Capital Advisors (US)	Venture Capital Firm	Advisor
	Lookout, Inc.	Cybersecurity	Co-Founder and Executive Director
	Coalition, Inc.	Insurance	Co-Founder and Executive Director
	Redacted, Inc.	Cybersecurity	Co-Founder and Director

Katja Lake	Vy Capital	Venture Capital Firm	Chief Financial Officer, Head of
Investor Relations and Director
Daniel Schwarz	Vy Capital Management Co.	Venture Capital Firm	Chief Operating Officer and
Director
Hugo Barra	Detect	At-home Diagnostics Products	Chief Executive Officer and
Co-Founder
Julie Herendeen	Hootsuite	Social Media Management	Director
Platform

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Steve Huffman	Reddit	Social News Aggregation, Web	Co-Founder and Chief Executive
		Content Rating and Discussion	Officer
Website
	Bishop Fox	Cybersecurity	Director
Sujay Jaswa	WndrCo	Technology Holding Company	Co-Founder and Managing Partner
	Aura Company	Digital Threat Protection Platform	Chairman
	Twingate	Secure Remote Access for	Chairman
Distributed Workforces
	Super Unlimited	VPN	Chairman
Justin Kan	Goat Capital	Venture Capital Firm	Partner
	ScriptDash Inc. (dba Alto Pharmacy)	Pharmacy	Director
	Flirtey Inc.	Drone Technology	Director
	Long Game Inc.	Finance/Banking	Director
	Bird Rides Inc. (dba Bird)	Transportation/Micromobility	Director
	ZeroCater Inc.	Food	Director
	Scott Inc.	Transportation/Micromobility	Director
Javier Olivan	Meta	Social Media and Social Networking	Vice President of Cross-Meta Products and Infrastructure
	Endeavor Global	Nonprofit Organization	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or 27 months from the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 5, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and all our executive officers and directors as a group.

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

	Class B ordinary shares(2)		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners	Owned	of Class	Owned	of Class	Control
Vy Global Growth Management Co. (our sponsor)(1)(3)	14,075,000	97.9%	—	—	19.6%
Alexander Tamas(1)(3)	14,075,000	97.9%	19.6%
John Hering(1)(3)	14,075,000	97. 9%	—	—	19.6%
Weiss Asset Management(5)	—	—	4,241,393	7.4%	5.9%
Alyeska Investment Group, LP(6)	—	—	3,559,115	6.2%	5.0%
Harspring Capital Management, LLC(7)	—	—	3,040,939	5.3%	4.2%
The Goldman Sachs Group(8)	—	—	3,632,103	6.2%	5.1%
Katja Lake(4)	—	—	—	—	*
Daniel Schwarz(4)	—	—	—	—	*
Hugo Barra(1)	50,000	*	—	—	*
Julie Herendeen(1)	50,000	*	—	—	*
Steve Huffman(1)	50,000	*	—	—	*
Sujay Jaswa(1)	50,000	*	—	—	*
Justin Kan(1)	50,000	*	—	—	*
Javier Olivan(1)	50,000	*	—	—	*
All officers and directors as a group (10 individuals)	14,375,000	100%	—	—	20%

*    Less than 1%.

(1)	The business address of each of these entities and individuals is Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands.
(2)	Interests shown consist solely of founder shares classified as Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	The shares reported herein are held in the name of our sponsor. Our sponsor is controlled by Mr. Tamas and Mr. Hering. As such, Mr. Tamas and Mr. Hering have voting and investment discretion with respect to the Class B ordinary shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the Class B ordinary shares held directly by our sponsor.
(4)	Does not include any shares indirectly owned by this individual as a result of his or her indirect ownership interest in our sponsor.
(5)	Includes Class A ordinary shares beneficially owned by a private investment partnership (the “Partnership”) of which Weiss Asset Management LP is the sole investment manager. WAM GP is the sole general partner of Weiss Asset Management LP. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Mr. Andrew Weiss, Ph.D. and Weiss Asset Management include shares beneficially owned by the Partnership. Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss, Ph.D. have a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(6)	Includes Class A ordinary shares owned by Alyeska Investment Group, LP, Alyeska Fund GP, LLC, and Anand Parekh, a US citizen. The address of the principal business office of each of the Reporting Persons is 77 West Wacker Drive, 7th Floor, Chicago, Illinois 60601.
(7)	Includes Class A ordinary shares beneficially owned by Harspring Capital Management. The principal of Harspring Capital Management is Harry M. Gail. The address of the principal place of business office of Harspring Capital Management and Mr. Gail is 1345 Avenue of the Americas, Floor 33 New York, NY 10105.
(8)	The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC. share voting and investment power over the Class A ordinary shares. The business address of each of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is 200 West Street, New York, NY 10282.

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

Our sponsor has purchased 9,000,000 private placement warrants for a purchase price of $13,500,000 in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor’s interest in the Initial Public Offering is valued at $13,500,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. The forward purchase investors, which may include affiliates of our sponsor, have agreed to purchase, in the aggregate, up to $100,000,000 of forward purchase units in connection with the closing of our initial business combination.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020 totaled $117,870 and $69,010, respectively. These amounts include interim procedures and audit fees as well as attendance in audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and during the period from August 18, 2020 (inception) through December 31, 2020, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by Withum for tax fees for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020 totaled $0 and $3,750, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and during the period from August 18, 2020 (inception) through December 31, 2020, we did not pay Withum any other fees.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements (As Restated)
(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.5	Description of the Registrant’s Securities*
10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company(1)
10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory(1)
10.3	Private Placement Warrants Agreement between the Company and the Sponsor(1)
10.5	Letter Agreement, by and among the Company, the Sponsor and each director and officer of the Company(1)
14.1	Code of Ethics (3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’ Form 8-K, filed with the SEC on October 7, 2020.
(2)	Incorporated by reference to the Company’ Registration Statement on Form S-1, filed with the SEC on September 15, 2020.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.

Item 16.       Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2022

Vy Global Growth

/s/John Hering
Name: John Hering
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alexander Tamas	Chairman and Chairman of the Board	April 6, 2022
Alexander Tamas

/s/ John Hering	Chief Executive Officer, Director	April 6, 2022
John Hering	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Katja Lake	Chief Financial Officer	April 6, 2022
Katja Lake	(Principal Financial and Accounting Officer)

/s/ Daniel Schwarz	Chief Operating Officer	April 6, 2022
Daniel Schwarz

/s/ Hugo Barra	Director	April 6, 2022
Hugo Barraa

/s/ Julie Herendeen	Director	April 6, 2022
Julie Herendeen

/s/ Steve Huffman	Director	April 6, 2022
Steve Huffman

/s/ Sujay Jaswa	Director	April 6, 2022
Sujay Jaswa

/s/ Justin Kan	Director	April 6, 2022
Justin Kan

/s/ Javier Olivan	Director	April 6, 2022
Javier Olivan

VY GLOBAL GROWTH

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-2
Statements of Operations for the Year Ended December 31, 2021 and for the Period from August 18, (inception) through December 31, 2020	F-3
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2021 and for the Period from August 18, 2020 (inception) through December 31, 2020	F-4
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from August 18, 2020 (inception) through December 31, 2020	F-5
Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Vy Global Growth

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vy Global Growth (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
April 6, 2022

PCAOB ID Number 100

VY GLOBAL GROWTH

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$1,809,415	$916,525
Prepaid expenses	132,960	302,833
Total current assets	1,942,375	1,219,358
Investments held in Trust Account	575,202,660	575,112,065
Total Assets	$577,145,035	$576,331,423

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$2,282	$—
Due to related parties	517,403	224,750
Accrued expenses	771,826	135,903
Total current liabilities	1,291,511	360,653
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	24,940,000	43,490,000
Total liabilities	46,356,511	63,975,653

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and December 31, 2020	575,000,000	575,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2021 and December 31,2020	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(44,212,914)	(62,645,668)
Total shareholders' deficit	(44,211,476)	(62,644,230)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$577,145,035	$576,331,423

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENTS OF OPERATIONS

		For the Period from
		August 18, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020
General and administrative expenses	$1,587,841	$368,363
General and administrative expenses - related party	120,000	30,000
Loss from operations	(1,707,841)	(398,363)
Other income (expense)
Change in fair value of derivative warrant liabilities	20,470,000	(17,275,000)
Loss on issuance of working capital derivative warrant liabilities	(420,000)	—
Financing costs - derivative warrant liabilities	—	(837,448)
Interest earned on investments held in Trust Account	90,595	112,065
Net income (loss)	$18,432,754	$(18,398,746)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	36,783,088
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.26	$(0.37)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	13,607,537
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.26	$(0.37)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021 and for the Period from August 18, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	—	—	—	—	1,890,000	—	1,890,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,913,562)	(44,246,922)	(46,160,484)
Net loss	—	—	—	—	—	(18,398,746)	(18,398,746)
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(62,645,668)	$(62,644,230)
Net income	—	—	—	—	—	18,432,754	18,432,754
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(44,212,914)	$(44,211,476)

The accompanying notes are an integral part of these financial statements.

VY GLOBAL GROWTH

STATEMENTS OF CASH FLOWS

		From August 18, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$18,432,754	$(18,398,746)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	17,579
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(20,470,000)	17,275,000
Loss on issuance of working capital derivative warrant liabilities	420,000	—
Financing costs- derivative warrant liabilities	—	837,448
Interest earned on investments held in Trust Account	(90,595)	(112,065)
Changes in operating assets and liabilities:
Prepaid expenses	169,873	(302,833)
Accounts payable	2,282	—
Due to related parties	292,653	130,205
Accrued expenses	635,923	60,903
Net cash used in operating activities	(607,110)	(467,509)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(575,000,000)
Net cash used in investing activities	—	(575,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(208,220)
Proceeds received from initial public offering, gross	—	575,000,000
Proceeds received from private placement	—	13,500,000
Offering costs paid	—	(11,907,746)
Proceeds from issuance of working capital loan	1,500,000	—
Net cash provided by financing activities	1,500,000	576,384,034

Net change in cash	892,890	916,525

Cash - beginning of the period	916,525	—
Cash - end of the period	$1,809,415	$916,525

Supplemental disclosure of noncash financing activities:
Offering costs included in due to related parties	$—	$94,545
Offering costs included in accrued expenses	$—	$75,000
Offering costs included in note payable - related party	$—	$190,641
Deferred underwriting commissions	$—	$20,125,000

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

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of December 31, 2021, no amounts have been withdrawn from the Trust Account to pay for the Company's tax obligations. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, an agreement in principle, or a definitive agreement for an initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months (or October 6, 2022), or 27 months (or January 6, 2023) if the Company has executed a letter of intent, an agreement in principle, or a definitive agreement for an initial business combination within 24 months (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, a confidentiality or other similar agreement, or a business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $0.7 million.

The Company’s liquidity needs through December 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 5) that was repaid on October 8, 2020, and the proceeds from the draw on a promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or October 6, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until October 6, 2022; however, there can be no assurances that this estimate is accurate.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and December 31, 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets except for derivative warrant liabilities (see Note 10).

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815-15, “Derivatives and Hedging – Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants (as defined in Note 3), Private Placement Warrants and Working Capital Warrants (as defined in Note 5) are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such Public Warrants. The fair value of Private Placement Warrants was initially measured at fair value using a Black Scholes simulation model. On May 24, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). The fair value of the Private Placement Warrants, beginning in April 2021, and the Working Capital Warrants have been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,500,000 ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended		For the Period from August 18, 2020
	December 31, 2021		(inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$14,746,203	$3,686,551	$(13,430,330)	$(4,968,416)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	36,783,088	13,607,537
Basic and diluted net income (loss) per ordinary share	$0.26	$0.26	$(0.37)	$(0.37)

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each Unit will consist of one Class A ordinary share and one-fifth of one redeemable warrant (each, a “Public Warrant” and collectively, the ”Public Warrants”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

However, on April 30, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note. As with the Public Warrants and Private Placement Warrants, the Working Capital Warrants are recognized as liabilities at fair value. The conversion to the Working Capital Warrants resulted in a $420,000 loss as the fair value of the warrants on the conversion date resulted in a approximately $1.9 million liability, exceeding the $1.5 million principal amount obtained from the note. As of December 31, 2021, the fair value of the Working Capital Warrants was approximately $1.2 million.

Other Related Party Transactions

As of December 31, 2021 and December 31, 2020, the Company has a balance of $517,403 and $224,750, respectively, due to parties affiliated with the Sponsor, directors and officers of the Company. The amounts owed are attributable to the administrative services agreement, reimbursable expenses related to the Initial Public Offering process and search for a Business Combination, and certain invoices paid by related parties on the Company’s behalf.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $120,000 and $30,000 in these fees for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, $120,000 and $30,000, respectively, were included as amounts due to related party in the accompanying balance sheets with respect to such fees.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors, or any of their respective affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021 and December 31, 2020, there were 11,500,000 Public Warrants, 9,000,000 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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

The Private Placement Warrants and the Working Capital Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants, the Working Capital Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and the Working Capital Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants and the Working Capital Warrants will be non-redeemable so long as they are held by the Sponsor or such its permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants and the Working Capital Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants and the Working Capital Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants and the Working Capital Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:  Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants and the Working Capital Warrants):

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity on the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Amount allocated to Public Warrants	(14,605,000)
Class A ordinary shares issuance costs	(31,555,484)
Plus:
Accretion of carrying value to redemption value	46,160,484
Class A ordinary shares subject to possible redemption	$575,000,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Money Market Funds	$575,202,660	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$13,340,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$10,440,000	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$1,160,000	$—

December 31, 2020
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
U.S. Treasury Securities	$575,105,000	$—	$—
Money Market Funds	$7,065	$—	$—
	$575,112,065	$—	$—

Liabilities:
Derivative warrant liabilities - Public Warrants	$23,690,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$19,800,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement due to the separate listing and trading of the Public Warrants on November 18, 2020. The valuation of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement effective April 1, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities as of December 31, 2021 and investments in U.S. Treasury Securities as of December 31, 2020. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte Carlo simulation and was subsequently measured at their listed trading prices. The fair value of Private Placement Warrants was initially measured using a Black-Scholes analysis which relies upon Level 3 inputs including the underlying stock price and the implied volatility from the traded Public Warrant price. Subsequently, the fair values of the Private Placement Warrants and the Working Capital Warrants were measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. For the year ended December 31, 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $20.5 million presented as a change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from August 18, 2020 (inception) through December 31, 2020, the Company recognized a loss of approximately $17.3 million from an increase in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The estimated fair values of the Private Placement Warrants, and the Public Warrants (at issuance only) were initially determined using Level 3 inputs. Inherent in the Monte Carlo simulation model and Black-Scholes analysis are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares and warrants based on implied volatility from the company’s traded warrants and from historical volatility of select peer companys’ ordinary shares that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company’s Level 3 valuation is based on a valuation model utilizing judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The following table provides quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

As of December 31,
2020

Exercise price	$11.50
Volatility	26.9%
Stock price	$10.42
Expected life of the options to convert	6.27
Risk-free rate	0.54%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 and for the period from August 18, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 18, 2020 (inception)	$—
Issuance of Public and Private Placement Warrants - Level 3	26,215,000
Transfer of Public Warrants of Level 1	(14,605,000)
Change in fair value of derivative warrant liabilities	8,190,000
Derivative warrant liabilities - Level 3, at December 31, 2020	$19,800,000
Change in fair value of derivative warrant liabilities - Level 3	180,000
Transfer of Private Placement Warrants to Level 2	(19,980,000)
Derivative warrant liabilities - Level 3, at December 31, 2021	$—

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