Form 10-Q
period 2022-03-31
Vy Global Growth
filed 2022-05-16
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 21,500,000 warrants were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VY GLOBAL GROWTH

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,633,284	$1,809,415
Prepaid expenses	152,607	132,960
Total current assets	1,785,891	1,942,375
Investments held in Trust Account	575,260,582	575,202,660
Total Assets	$577,046,473	$577,145,035

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$14,281	$2,282
Due to related parties	547,403	517,403
Accrued expenses	845,013	771,826
Total current liabilities	1,406,697	1,291,511
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	15,480,000	24,940,000
Total liabilities	37,011,697	46,356,511

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares issued and outstanding at $10.003 and $10.000 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	575,160,582	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(35,127,244)	(44,212,914)
Total shareholders' deficit	(35,125,806)	(44,211,476)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$577,046,473	$577,145,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$241,670	$1,127,226
General and administrative expenses - related party	30,000	30,000
Loss from operations	(271,670)	(1,157,226)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,460,000	165,000
Interest earned on investments held in Trust Account	57,922	50,482
Net income (loss)	$9,246,252	$(941,744)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$(0.01)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(44,212,914)	$(44,211,476)
Net income	—	—	—	—	—	9,246,252	9,246,252
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(160,582)	(160,582)
Balance - March 31, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(35,127,244)	$(35,125,806)

	For the Three Months Ended March 31, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	14,375,000	1,438	$—	$(62,645,668)	$(62,644,230)
Net loss	—	—	—	—	—	(941,744)	(941,744)
Balance - March 31, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(63,587,412)	$(63,585,974)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

s
	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$9,246,252	$(941,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,460,000)	(165,000)
Interest earned on investments held in Trust Account	(57,922)	(50,482)
Changes in operating assets and liabilities:
Prepaid expenses	(19,647)	(25,469)
Accounts payable	11,999	22,590
Due to related parties	30,000	202,653
Accrued expenses	73,187	720,742
Net cash used in operating activities	(176,131)	(236,710)

Net change in cash	(176,131)	(236,710)

Cash - beginning of the period	1,809,415	916,525
Cash - end of the period	$1,633,284	$679,815

Supplemental disclosure of noncash financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$(160,582)	$—

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through March 31, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $0.4 million.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 5) that was repaid on October 8, 2020, and the proceeds from the draw on a promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and prospectus filed by the Company with the SEC on April 6, 2022.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. This may make comparison of the Company's financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The determination of fair value of the warrant liabilities is considered to be a significant estimate. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets except for derivative warrant liabilities (see Note 10).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss), by the weighted average of ordinary shares outstanding for the respective period.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,397,002	$1,849,250	$(753,395)	$(188,349)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$(0.01)	$(0.01)

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

However, on April 30, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note. As with the Public Warrants and Private Placement Warrants, the Working Capital Warrants are recognized as liabilities at fair value. The conversion to the Working Capital Warrants resulted in a $420,000 loss as the fair value of the warrants on the conversion date resulted in a approximately $1.9 million liability, exceeding the $1.5 million principal amount obtained from the note. As of March 31, 2022 and December 31, 2021, the fair value of the Working Capital Warrants was approximately $0.7 million and $1.2 million, respectively.

Other Related Party Transactions

As of March 31, 2022 and December 31, 2021, the Company has a balance of $547,403 and $517,403, respectively, due to parties affiliated with the Sponsor, directors and officers of the Company. The amounts owed are attributable to the administrative services agreement, reimbursable expenses related to the Initial Public Offering process and search for a Business Combination, and certain invoices paid by related parties on the Company’s behalf.

Administrative Services Agreement

The Company entered into an agreement that commenced on the date that the Company’s securities were first listed on the NYSE and is effective through the earlier of consummation of the initial Business Combination and the liquidation, the Company pays the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 in these fees for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, $150,000 and $120,000, respectively, were included as in the accompanying condensed balance sheets as amounts due to related party for these services.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants, 9,000,000 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity on the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Amount allocated to Public Warrants	(14,605,000)
Class A ordinary shares issuance costs	(31,555,485)
Plus:
Accretion of carrying value to redemption value	46,160,485
Class A ordinary shares subject to possible redemption, December 31, 2021	$575,000,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	160,582
Class A ordinary shares subject to possible redemption, March 31, 2022	$575,160,582

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Ordinary Shares  —  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Money Market Funds	$575,260,582	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,280,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$6,480,000	$—
Derivative warrant liabilities - Working Capital Warrants	$—	$720,000	$—

December 31, 2021

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Money Market Funds	$575,202,660	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$13,340,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$10,440,000	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$1,160,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 or 2021.The valuation of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement effective April 1, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities as of March  31, 2022 and December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering is measured at their listed trading prices. The fair value of the Private Placement Warrants and the Working Capital Warrants are measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant. For the three months ended March 31, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $9.5 million and approximately $165,000, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements which have not previously been disclosed within the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 18, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected ("Business Combination").

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

If we are unable to complete a Business Combination within 24 months (or October 6, 2022), or 27 months (or January 6, 2023) if we have executed a letter of intent, an agreement in principle, or a definitive agreement for an initial Business Combination within 24 months (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from August 18, 2020 (inception) through March 31, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $9.2 million which consisted of approximately $9.5 million gain from changes in the fair value of derivative warrant liabilities and approximately $58,000 of income from interest earned on the investments held in the Trust Account, partially offset by approximately $268,000 of general and administrative expenses, including $30,000 of general and administrative expenses - related party. In addition, an increase in the redemption value of our Class A ordinary shares resulted in a reduction to net income available to shareholders by approximately $161,000, resulting in net income available to ordinary shareholders to approximately $9.1 million.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $1.6 million in cash and working capital of approximately $0.4 million.

Our liquidity needs up to March 31, 2022 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares (as defined under Related Party Transactions below), a loan of approximately $208,000 pursuant to the Note issued to our Sponsor (the “Note”) that was repaid on October 8, 2020,  the net proceeds from the consummation of the Private Placement not held in the Trust Account, and the proceeds from the draw on a second promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us with funds as may be required (the “Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 6, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of October 6, 2020, our annual financial statements for the period ended December 31, 2020 and our interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.   Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 6, 2022.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VY GLOBAL GROWTH
Dated: May 16, 2022
	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2022

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)