Form 10-Q
period 2022-06-30
Vy Global Growth
filed 2022-08-15
CIK 1822877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, 14,375,000 Class B ordinary shares, par value $0.0001, and 21,500,000 warrants were issued and outstanding, respectively.

VY GLOBAL GROWTH

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VY GLOBAL GROWTH

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,518,047	$1,809,415
Prepaid expenses	87,255	132,960
Total current assets	1,605,302	1,942,375
Investments held in Trust Account	576,037,299	575,202,660
Total Assets	$577,642,601	$577,145,035

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,256	$2,282
Due to related parties	577,403	517,403
Accrued expenses	806,550	771,826
Total current liabilities	1,386,209	1,291,511
Deferred underwriting commissions	20,125,000	20,125,000
Derivative warrant liabilities	4,945,000	24,940,000
Total liabilities	26,456,209	46,356,511

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 57,500,000 shares issued and outstanding at $10.02 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	575,937,299	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	—	—
Accumulated deficit	(24,752,345)	(44,212,914)
Total shareholders’ deficit	(24,750,907)	(44,211,476)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$577,642,601	$577,145,035

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$130,101	$168,794	$371,772	$1,296,020
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(160,101)	(198,794)	(431,772)	(1,356,020)
Other income (expense)
Change in fair value of derivative warrant liabilities	10,535,000	6,377,126	19,995,000	6,542,126
Loss on issuance of working capital derivative warrant liabilities	—	(420,000)	—	(420,000)
Financing costs - derivative warrant liabilities	—	—	—	—
Interest earned on investments held in Trust Account	776,717	20,558	834,640	71,040
Net income	$11,151,616	$5,778,890	$20,397,868	$4,837,146

Basic and diluted weighted average shares outstanding of Class A ordinary shares	57,500,000	57,500,000	57,500,000	57,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.16	$0.08	$0.28	$0.07
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.16	$0.08	$0.28	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	14,375,000	$1,438	$—	$(44,212,914)	$(44,211,476)
Net income	—	—	—	—	—	9,246,252	9,246,252
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(160,582)	(160,582)
Balance - March 31, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(35,127,244)	$(35,125,806)
Net income	—	—	—	—	—	11,151,616	11,151,616
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(776,717)	(776,717)
Balance - June 30, 2022 (unaudited)	—	$—	14,375,000	$1,438	$—	$(24,752,345)	$(24,750,907)

	For the Three and Six Months Ended June 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	14,375,000	$1,438	$—	$(62,645,668)	$(62,644,230)
Net loss	—	—	—	—	—	(941,744)	(941,744)
Balance - March 31, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(63,587,412)	$(63,585,974)
Net income	—	—	—	—	—	5,778,890	5,778,890
Balance - June 30, 2021 (unaudited)	—	$—	14,375,000	$1,438	$—	$(57,808,522)	$(57,807,084)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VY GLOBAL GROWTH

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$20,397,868	$4,837,146
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(19,995,000)	(6,542,126)
Loss on issuance of derivative warrant liabilities	—	420,000
Interest earned on investments held in Trust Account	(834,640)	(71,040)
Changes in operating assets and liabilities:
Prepaid expenses	45,705	54,706
Accounts payable	(26)	341
Due to related parties	60,000	232,653
Accrued expenses	34,725	693,733
Net cash used in operating activities	(291,368)	(374,587)

Cash Flows from Financing Activities:
Proceeds from issuance of working capital loan warrants	—	1,500,000
Net cash provided by financing activities	—	1,500,000

Net change in cash	(291,368)	1,125,413

Cash - beginning of the period	1,809,415	916,525
Cash - end of the period	$1,518,047	$2,041,938

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from August 18, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). As of December 31, 2021, no amounts have been withdrawn from the Trust Account to pay for the Company’s tax obligations. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $0.2 million.

The Company’s liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $208,000 from the Sponsor under the Note (see Note 5) that was repaid on October 8, 2020, and the proceeds from the draw on a promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021 (see Note 5). In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or October 6, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until October 6, 2022; however, there can be no assurances that this estimate is accurate. The Company expects it would incur significant costs in pursuit of an initial Business Combination which would require additional liquidity.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC for interim reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets except for derivative warrant liabilities (see Note 10).

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

The Public Warrants (as defined in Note 3), Private Placement Warrants and Working Capital Warrants (as defined in Note 5) are recognized as derivative liabilities in accordance with ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The fair value of Public Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such Public Warrants. The fair value of Private Placement Warrants was initially measured at fair value using a Black Scholes simulation model. On May 24, 2021, the Company issued Working Capital Warrants to the Sponsor (see Note 5). The fair value of the Private Placement Warrants, beginning in April 2021, and the Working Capital Warrants have been measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and Working Capital Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 57,500,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$8,921,293	$2,230,323	$4,623,112	$1,155,778	$16,318,294	$4,079,574	$3,869,717	$967,429

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.08	$0.08	$0.28	$0.28	$0.07	$0.07

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the unaudited condensed financial statements.

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

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances. Any permitted transferees will be subject to the same restrictions and other agreements of the initial Shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

Working Capital Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

However, on April 30, 2021, the Company entered into a noninterest bearing unsecured promissory note with its Sponsor for the principal amount of up to $1.5 million. The Sponsor had the right at any time to convert the outstanding principal balance on the promissory note into warrants entitling the Sponsor to purchase one Class A ordinary share, par value $0.0001 per share at a conversion price of $1.50 per warrant. The entire amount of $1.5 million was drawn to fund the operations of the Company on May 24, 2021 and immediately converted to 1,000,000 Working Capital Warrants, thereby canceling the promissory note. As with the Public Warrants and Private Placement Warrants, the Working Capital Warrants are recognized as liabilities at fair value. The conversion to the Working Capital Warrants resulted in a $420,000 loss as the fair value of the warrants on the conversion date resulted in an approximately $1.9 million liability, exceeding the $1.5 million principal amount obtained from the note. As of June 30, 2022 and December 31, 2021, the fair value of the Working Capital Warrants was approximately $0.2 million and $1.2 million, respectively.

Administrative Services Agreement

The Company entered into an agreement that commenced on the date that the Company’s securities were first listed on the NYSE and is effective through the earlier of consummation of the initial Business Combination and the liquidation, the Company pays the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. The Company incurred $30,000 in these fees for the three months ended June 30, 2022 and 2021. The Company incurred $60,000 in these fees for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, $210,000 and $150,000, respectively, were included in the accompanying condensed balance sheets as amounts due to related party for these services.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Other Related Party Transactions

As of June 30, 2022 and December 31, 2021, the Company has a balance for other related party transactions of $367,403 due to parties affiliated with the Sponsor, directors and officers of the Company. The amounts owed are attributable to reimbursable expenses related to the Initial Public Offering process and search for a Business Combination, and certain invoices paid by related parties on the Company’s behalf and were included in the accompanying unaudited condensed balance sheets as amounts due to related party.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants, 9,000,000 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity on the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Amount allocated to Public Warrants	(14,605,000)
Class A ordinary shares issuance costs	(31,555,485)
Plus:
Accretion of carrying value to redemption value	46,160,485
Class A ordinary shares subject to possible redemption, December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	160,582
Class A ordinary shares subject to possible redemption, March 31, 2022	575,160,582
Increase in redemption value of Class A ordinary shares subject to redemption	776,717
Class A ordinary shares subject to possible redemption, June 30, 2022	$575,937,299

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Money Market Funds	$576,037,299	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,645,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$2,070,000	$—
Derivative warrant liabilities - Working Capital Warrants	$—	$230,000	$—

December 31, 2021

		Significant
	Quoted Prices	Other	Significant Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments Held in the Trust Account:
Money Market Funds	$575,202,660	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$13,340,000	$—	$—
Derivative warrant liabilities – Private Placement Warrants	$—	$10,440,000	$—
Derivative warrant liabilities – Working Capital Warrants	$—	$1,160,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The valuation of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement in the three and six months ended June 30, 2021. The valuation of the Private Placement Warrants transferred from a Level 3 fair value measurement to a Level 2 fair value measurement effective April 1, 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

VY GLOBAL GROWTH

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds that invest solely in U.S. government securities as of June 30, 2022 and December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering is measured at their listed trading prices. The fair value of the Private Placement Warrants and the Working Capital Warrants is measured by reference to the Public Warrant trading price. As the transfer of Private Placement Warrants and Working Capital Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants and the Working Capital Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant and each Working Capital Warrant is equivalent to that of each Public Warrant.

For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $10.5 million and approximately $6.4 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative warrant liabilities of $20.0 million and approximately $6.5 million, respectively, presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity from August 18, 2020 (inception) through June 30, 2022, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $11.2 million which consisted of approximately $10.5 million gain from changes in the fair value of derivative warrant liabilities and approximately $777,000 of income from interest earned on the investments held in the Trust Account, partially offset by approximately $160,000 of general and administrative expenses, including $30,000 of general and administrative expenses - related party.

For the three months ended June 30, 2021, we had net income of approximately $5.8 million, which consisted of approximately $6.4 million of changes in fair value of derivative warrant liabilities and approximately $21,000 of interest on the investments held in the Trust Account, partially offset by a $420,000 of loss on the issuance of derivative warrant liabilities and approximately $199,000 of general and administrative expenses, including $30,000 of general and administrative expenses with related party.

For the six months ended June 30, 2022, we had net income of approximately $20.4 million which consisted of approximately $20.0 million gain from changes in the fair value of derivative warrant liabilities and approximately $835,000 of income from interest earned on the investments held in the Trust Account, partially offset by approximately $432,000 of general and administrative expenses, including $60,000 of general and administrative expenses - related party.

For the six months ended June 30, 2021, we had net income of approximately $4.8 million, which consisted of approximately $6.5 million of change in fair value of derivative warrant liabilities and approximately $71,000 of interest on the investments held in the Trust Account, partially offset by a $420,000 of loss on the issuance of derivative warrant liabilities and approximately $1.4 million of general and administrative expenses, including $60,000 of general and administrative expenses with related party.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.5 million in cash and working capital of approximately $0.2 million.

Our liquidity needs up to June 30, 2022 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares (as defined under Related Party Transactions below), a loan of approximately $208,000 pursuant to the Note issued to our Sponsor (the “Note”) that was repaid on October 8, 2020, the net proceeds from the consummation of the Private Placement not held in the Trust Account, and the proceeds from the draw on a second promissory note, subsequently converted to warrants, from the Sponsor on May 24, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us with funds as may be required (the “Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 6, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.   Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 6, 2022, except as set forth below.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VY GLOBAL GROWTH
Dated: August 15, 2022
	By:	/s/ John Hering
	Name:	John Hering
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2022

	By:	/s/ Katja Lake
	Name:	Katja Lake
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)